Form 10-Q
period 2020-09-30
Health Sciences Acquisitions Corp 2
filed 2020-11-05
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

(Exact Name of Registrant as Specified in Charter)

Cayman	001-39421	N/A
(State or Other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

40 10th Avenue, Floor 7

New York, New York 10014

(Address of Principal Executive Offices) (Zip Code)

(646) 597-6980

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	HSAQ	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

As of November 5, 2020, 20,450,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2020 and for the Period from May 25, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2020 and for the Period from May 25, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Period from May 25, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 6.	Exhibits	21

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2020
Assets:
Current assets:
Cash	$2,037,809
Prepaid expenses	160,127
Total current assets	2,197,936
Investments held in Trust Account	160,002,411
Total Assets	$162,200,347

Liabilities and Shareholders’ equity:
Current liabilities:
Accounts payable	$1,445
Accrued expenses	70,000
Total current liabilities	71,445
Deferred underwriting commissions in connection with the initial public offering	5,600,000
Total liabilities	5,671,445

Commitments and Contingencies
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized, 15,152,890 shares subject to possible redemption at $10.00 per share	151,528,900

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 5,297,110 shares issued and outstanding (excluding 15,152,890 shares subject to possible redemption)	530
Additional paid-in capital	5,080,900
Accumulated deficit	(81,428)
Total shareholders’ equity	5,000,002
Total Liabilities and Shareholders’ equity	$162,200,347

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three Months Ended	May 25, 2020 (inception) to
	September 30, 2020	September 30, 2020
Operating expenses
General and administrative expenses	$68,625	$83,839
Total operating expenses	68,625	83,839
Net gain from investments held in Trust Account	2,411	2,411
Net loss	$(66,214)	$(81,428)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	16,000,000

Basic and diluted net loss per share, Public Shares	$0.00	$0.00

Weighted average shares outstanding of Founder Shares, basic and diluted	4,273,913	4,225,000

Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - May 25, 2020 (inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor	4,000,000	400	28,350	-	28,750
Net loss	-	-	-	(15,214)	(15,214)

Balance - June 30, 2020	4,000,000	$400	$28,350	$(15,214)	$13,536

Sale of ordinary shares in initial public offering, gross	16,000,000	1,600	159,998,400	-	160,000,000
Offering costs	-	-	(9,418,420)	-	(9,418,420)
Sale of private placement shares and private placement warrants to Sponsor in a private placement	450,000	45	5,999,955	-	6,000,000
Shares subject to possible redemption	(15,152,890)	(1,515)	(151,527,385)	-	(151,528,900)
Net loss	-	-	-	(66,214)	(66,214)

Balance - September 30, 2020	5,297,110	$530	$5,080,900	$(81,428)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(81,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,411)
Changes in operating assets and liabilities:
Prepaid expenses	(160,127)
Accounts payable	1,445
Accrued expenses	(5,000)
Net cash used in operating activities	(247,521)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(160,000,000)
Net cash used in investing activities	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	28,750
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	160,000,000
Proceeds from private placement	6,000,000
Payments of offering costs	(3,743,420)
Net cash provided by financing activities	162,285,330

Net change in cash	2,037,809
Cash - beginning of the period	-
Cash - end of the period	$2,037,809

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$5,600,000
Initial value of ordinary shares subject to possible redemption	$151,570,900
Change in value of ordinary shares subject to possible redemption	$(42,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Health Sciences Acquisitions Corporation 2 (the “Company”) was incorporated on May 25, 2020 in the Cayman Islands as a business company with limited liability and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on healthcare innovation. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through September 30, 2020 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is HSAC 2 Holdings, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2020.  On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the issuance of 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 450,000 ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, (for a total purchase price of $4.5 million), and (ii) 1,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), for an aggregate of $6.0 million from the Sponsor, generating gross proceeds to the Company of $6.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $160.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a U.S based trust account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Pursuant to stock exchange listing rules, the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Shares and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holder of the Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per ordinary share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its ordinary shares with respect to more than an aggregate of 20% or more of the ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

If a Business Combination has not been consummated by August 6, 2022 (the “Combination Period”), it will trigger the Company’s automatic winding up, liquidation and dissolution. If the Company does not consummate a Business Combination within the Combination Period, upon notice from the Company, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, the Company shall pay, or reserve for payment, from funds not held in the Trust Account, its liabilities and obligations, although the Company cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, the Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company and which have not executed a waiver agreement. However, the Company cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). The Company also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in the Company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of the Company’s assets to the Public Shareholders.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares (as defined in Note 5) and Private Placement Shares (collectively, “Founder Shares”) held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 25, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 12, 2020 and August 5, 2020, respectively.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2020, the Company had $2.0 million in its operating bank account, and working capital of approximately $2.1 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. Treasury securities money market funds.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees, and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2020, 15,152,890 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Private Placement to purchase an aggregate of 1,500,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations includes a presentation of loss per ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Public Shares for three months ended September 30, 2020 and for the period from May 25, 2020 (inception) through September 30, 2020 is calculated by dividing the investment income earned on the Trust Account of approximately $2,000 for both periods, by the weighted average number of Public Shares outstanding for the respective periods. Net loss per ordinary share, basic and diluted for Founder Shares (as defined in Note 1) for the three months ended September 30, 2020 and for the period from May 25, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $69,000 and $84,000, respectively, less income attributable to Public Shares of approximately $2,000 for both periods, by the weighted average number of Founder Shares outstanding for the respective periods.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 Public Shares, including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of (i) 450,000 Private Placement Share at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), for an aggregate of $6.0 million from the Sponsor, generating gross proceeds to the Company of $6.0 million.

Each Private Placement Warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per ordinary share. A portion of the proceeds from the Private Placement Warrants and the Private Placement Shares were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

On June 11, 2020, the Company issued 3,593,750 ordinary shares to the Sponsor (the “Insider Shares”) for an aggregate purchase price of $28,750. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding ordinary share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All ordinary shares and associated amounts have been retroactively restated to reflect the share dividend. The holders of the Insider Shares had agreed to forfeit up to an aggregate of 521,739 Insider Shares, on a pro rata basis, to the extent that the option to purchase additional ordinary shares is not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the option to purchase additional ordinary shares is not exercised in full by the underwriters so that the Insider Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering). On August 6, 2020, the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per ordinary share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, and, with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of the initial Business Combination, or earlier in each case if, subsequent to the initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On June 11, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the date the Company consummates the Initial Public Offering or the date on which the Company determines not to conduct the Initial Public Offering. The Company borrowed $300,000 under the Note, and fully repaid the Note in full on August 7, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from May 25, 2020 (inception) through September 30, 2020, the Company incurred $20,000 in expenses for these services which is included in general and administrative expenses on the unaudited condensed statement of operations. No amounts payable were due as of September 30, 2020.

Purchase Agreement

The Sponsor has entered into an agreement with the Company to purchase an aggregate of 2,500,000 of the Company’s ordinary shares or their equivalent in the securities of a target company for an aggregate purchase price of $25,000,000 prior to, concurrently with, or following the closing of the Business Combination, either in open market transactions (to the extent permitted by law) or in a private placement. The capital from such transaction may be used as part of the consideration to the sellers in the initial Business Combination, and any excess capital fund from such private placement would be used for working capital in the post-transaction company.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Insider Shares (as defined in Note 5), Private Placement Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Shares, Private Placement Warrants or ordinary shares issued in payment of Working Capital Loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 2,086,956 additional Ordinary Shares at the Initial Public Offering price less the underwriting discounts and commissions. On August 6, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or $3.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per Public Share, or $5.6 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2020, there are no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All ordinary shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares was subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of September 30, 2020, there were 20,450,000 ordinary shares issued or outstanding, including 15,152,890 ordinary shares subject to possible redemption.

Private Warrants — Private Placement Warrants may only be exercised for a whole number of ordinary shares. The Private Placement Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Private Placement Warrants and a current prospectus relating to them is available and such ordinary shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances).

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each warrant is exercisable to purchase one of ordinary shares at an exercise price of $11.50 per full share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. FAIR VALUE MEASURMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$160,002,411	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2020 and for the period from May 25, 2020 (inception) through September 30, 2020.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred through the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Health Sciences Acquisitions Corporation 2,” “our,” “us” or “we” refer to Health Sciences Acquisitions Corporation 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands company on May 25, 2020. We were formed for the purpose entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”). Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses domiciled in North America or Europe that are developing assets in the biopharma and medical technology sectors. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is HSAC 2 Holdings, LLC (the “Sponsor”).  The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, we consummated an Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of (i) 450,000 ordinary shares (“Private Placement Share”) at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), for an aggregate of $6.0 million to the Sponsor, generating gross proceeds of $6.0 million.

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment) $160.0 million ($10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We will have until August 6, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in Trust, its liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in our company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders. The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Placement Shares held by them if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, we had $2.0 million in operating cash and working capital of approximately $2.1 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of the Insider Shares (as defined below), and a loan of $300,000 pursuant to the Note issued to our Sponsor, which was repaid on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans (see Note 5). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2020 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from May 25, 2020 (inception) through September 30, 2020, we had net loss of approximately $81,000, which consisted of approximately $84,000 in general and administrative expenses offset by approximately $2,000 of net gain on the investments held in the Trust Account.

Related Party Transactions

Insider Shares

On June 11, 2020, we issued 3,593,750 ordinary shares to the Sponsor (the “Insider Shares”) for an aggregate purchase price of $28,750. On August 3, 2020, we effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend.

The Initial Shareholders agreed not to transfer, assign or sell any of their Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per ordinary share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, and, with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of the initial Business Combination, or earlier in each case if, subsequent to the initial Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On June 11, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the date we consummate the Initial Public Offering. We borrowed $300,000 under the Note, and fully repaid the Note in full on August 7, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees.

Contractual Obligations

Registration Rights

The holders of the Insider Shares, Private Placement Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Shares, Private Placement Warrants or ordinary shares issued in payment of Working Capital Loans made to us can elect to exercise these registration rights at any time after the we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus to purchase up to 2,086,956 additional ordinary shares at the Initial Public Offering price less the underwriting discounts and commissions. On August 6, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $3.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per share, or approximately $5.6 million in the aggregate since the underwriters’ over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Purchase Agreement

Our Sponsor has entered into an agreement with us to purchase an aggregate of 2,500,000 of our ordinary shares or their equivalent in the securities of a target company for an aggregate purchase price of $25.0 million prior to, concurrently with, or following the closing of our business combination, either in the open market transaction (to the extent permitted by law) or in a private placement. The capital from such transaction may be used as part of the consideration to the sellers in our initial Business Combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 15,152,890 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying unaudited condensed balance sheets.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. We have not considered the effect of the warrants sold in the Private Placement to purchase an aggregate of 1,500,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of loss per ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Public Shares for three months ended September 30, 2020 and for the period from May 25, 2020 (inception) through September 30, 2020 is calculated by dividing the investment income earned on the Trust Account of approximately $2,000 for both periods, by the weighted average number of Public Shares outstanding for the respective periods. Net loss per ordinary share, basic and diluted for Founder Shares (as defined in Note 1) for the three months ended September 30, 2020 and for the period from May 25, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $69,000 and $84,000, respectively, less income attributable to Public Shares of approximately $2,000 for both periods, by the weighted average number of Founder Shares outstanding for the respective periods.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On September 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, we consummated an Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of (i) 450,000 ordinary shares (“Private Placement Share”) at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), for an aggregate of $6.0 million to the Sponsor, generating gross proceeds of $6.0 million.

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment) $160.0 million ($10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid a total of approximately $3.2 million in underwriting discounts and commissions (not including the $5.6 million deferred underwriting commission payable at the consummation of the initial Business Combination) and $0.6 million for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chairman (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Director (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 5, 2020	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman