Form 10-K
period 2020-12-31
Health Sciences Acquisitions Corp 2
filed 2021-03-10
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39421

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

(Exact name of registrant as specified in its charter)

Cayman Islands	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 10th Avenue, Floor 7
New York, NY	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 597-6980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 8, 2021 was 20,450,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

General

Health Sciences Acquisitions Corporation 2 (“HSAC2”) is a blank check company incorporated on May 25, 2020 as a Cayman Islands exempted company. HSAC2 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting companies domiciled in North America or Europe that are developing assets in the biopharma and medical technology sectors, which aligns with our management team’s experience in healthcare investing and drug development.

Our Sponsor and Competitive Advantages

HSAC 2 Holdings, LLC, our sponsor (the “sponsor”), is an affiliate of RTW Investments, LP, or RTW, a New York based financial firm managing approximately $7.8 billion of regulatory assets under management, as of December 31, 2020. RTW was formed in 2009 by Roderick Wong, MD, and has garnered a reputation as a leading capital provider to healthcare industry entrepreneurs and academic investigators due to its investment expertise, deep industry relationships, benevolent activism, and long-standing track record.

Our management team is led by Dr. Roderick Wong and Dr. Naveen Yalamanchi, Portfolio Managers of RTW. Drs. Wong and Yalamanchi have more than 30 years of combined experience in healthcare investing. Dr. Wong’s specialization lies within the biopharma area, and Dr. Yalamanchi’s focus lies within the medical technology sector, including, but not limited to, device and diagnostic companies.

We believe that our company’s philosophical alignment with RTW, and our ability to leverage the rigorous and comprehensive scientific and financial analysis that RTW is known for, provides us with a strong competitive advantage. RTW focuses on identifying transformational innovations across the life sciences space, specifically backing scientific programs that have the potential to disrupt the current standard of care in their respective disease areas. RTW’s screening process has been honed by Dr. Wong throughout his 16-year tenure as an investment management professional.

RTW invests in healthcare companies across the public/private spectrum, supporting investments through multiple stages of their respective life cycles. To date, RTW has not only delivered outstanding financial returns to investors but has also successfully supported companies through the U.S. Food and Drug Administration, or FDA, approval process and the commercialization of six commercially available drugs.

RTW is a full life-cycle investor and, as such, recognizes the importance of providing growth capital along with the support of an experienced team, if and when needed, at any critical inflection point in an asset’s life cycle. RTW has engaged in new company formations around licensing promising programs from both biotechnology companies and academic institutions and pairing these programs with world-class management teams. An example of this is Rocket Pharmaceuticals, Inc., or Rocket, a now publicly traded gene therapy platform company (listed on the Nasdaq Global Market under the ticker symbol “RCKT”), where Dr. Wong serves as Chairman and Dr. Yalamanchi serves as a director. Rocket has a pipeline of four clinical stage programs and one pre-clinical stage program, each identified through RTW’s proprietary “data-first” screening process.

RTW has long-term trusted relationships it can leverage for investment purposes. Since RTW’s inception, the firm has formed three publicly traded biopharma companies, sponsored a special purpose acquisition company (Health Sciences Acquisitions Corporation), and listed a closed-ended fund on the Specialist Fund Segment of the London Stock Exchange that trades under the ticker symbol “RTW”. Since 2015, RTW has met with more than 300 private companies and invested in more than 30 private transactions. In 2019, RTW invested in nine privately negotiated transactions, serving as the lead investor in five of the nine. In 2020, RTW invested in seventeen privately negotiated transactions, serving as the lead investor in eight of the seventeen. The majority of RTW’s private investments since 2015 have been as a lead or participant in financing rounds involving other active and well-connected investors in the biopharma and medical technology sectors, illustrative of the value RTW places on syndicating deals with trusted co-investors whose interest align with maximizing long-term value.

RTW’s team is comprised of 36 individuals, a majority of whom have medical or advanced scientific training and/or legal or investment banking experience, all of which enable a deeply differentiated approach to research, idea generation, and deal execution. Complementing RTW’s outstanding scientific perspicacity and industry relationships is RTW’s business team, whose members bring valuable experiences as a life sciences attorney, industry operators, consultants and investment bankers, who are actively engaging with banks and academic institutions, sophisticated family offices and institutional investors, while cultivating strong relationships and expanding our network of key contacts and syndicate partners. We believe the well-roundedness of the team, strengthened by strong ties across industry, academia, banking platforms, and unaffiliated investor relationships, will enhance our management team’s ability to source viable prospective target businesses, capitalize them, and ensure public-market readiness.

We believe that our management team is equipped with the knowledge, experience, capital and human resources, and sustainable corporate governance practices to pursue unique opportunities that will offer attractive risk-adjusted returns. In addition, we know first-hand the burden placed on management teams of healthcare companies while they are simultaneously trying to advance their programs and sell their vision to both investors and the board of directors. We are prepared to shoulder some of this burden upfront, ultimately allowing our business combination partner to focus on creating value.

With respect to the foregoing examples, past performance by our management team or RTW, including with respect to HSAC 1, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s or RTW’s performance as indicative of our future performance.

Our Experience with Special Purpose Acquisition Companies (“SPACs”)

RTW sponsored Health Sciences Acquisitions Corporation’s (Nasdaq ticker: “HSAC”) $115 million initial public offering in May 2019. In October 2019, HSAC announced its business combination with Immunovant Sciences, Ltd. (“Immunovant”), a clinical-stage biopharmaceutical company focused on enabling normal lives for patients with autoimmune diseases. The closing of the business combination was finalized and announced in December 2019, and the ordinary shares of the combined company, Immunovant, Inc., were listed on Nasdaq under the ticker “IMVT”. HSAC and the subsequent business combination achieved several important milestones. HSAC closed its business combination with Immunovant 216 days after the initial public offering. Moreover, the HSAC-Immunovant SPAC achieved an IRR of 106% for common stock and warrant shareholders from initial public offering to the closing of the business combination. Additionally, the business combination closed with zero redemptions from shareholders. Dr. Wong served as President, Chief Executive Officer and Chairman of HSAC, Dr. Yalamanchi served as Executive Vice President, Chief Financial Officer and a board member of HSAC, Alice Lee served as Vice President of Operations and as Secretary and Treasurer of HSAC, and Stephanie Sirota served as Vice President of Corporate Strategy and Corporate Communications of HSAC.

Our Board of Directors and Management

Roderick Wong, MD, our President and Chief Executive Officer and Chairman of our board of directors, has served as our President and Chief Executive Officer since June 2020 and on our board since the company’s inception. Dr. Wong has more than 16 years of healthcare investing experience. Since 2009, he has served as Managing Partner and Chief Investment Officer of RTW, a healthcare-focused investment firm managing $4.4 billion in regulatory assets under management. Prior to forming RTW, Dr. Wong was a Managing Director and sole Portfolio Manager for the Davidson Kempner Healthcare Funds. Prior to joining Davidson Kempner, Dr. Wong held various healthcare investment and research roles at Sigma Capital Partners and Cowen & Company. Dr. Wong served as Chairman of the board of directors of Health Sciences Acquisitions Corporation (“HSAC”) and its Chief Executive Officer from January 2019 until December 2019. Other current and previous directorships include: Rocket Pharmaceuticals, Inc., where he serves as Chairman, a position he has held since Rocket’s inception in July 2015; Attune Pharmaceuticals, a portfolio company of RTW, where he has served as a director since June 2018; Avidity Biosciences, Landos Biopharma and Ji Xing Pharmaceuticals portfolio companies of RTW, where he has served as director since 2019, and NiKang Therapeutics where he has served as a director since September 2020. Dr. Wong previously served on the board of directors of Penwest Pharmaceuticals in 2010. He simultaneously received an MD from the University of Pennsylvania Medical School and an MBA from Harvard Business School, and graduated Phi Beta Kappa with a BS in Economics from Duke University. We believe that Dr. Wong is qualified to sit on our board due to his extensive experience in evaluating medical and scientific assets in the biopharmaceutical industry and his expansive knowledge of extracting and delivering shareholder value when serving in a board leadership position.

Naveen Yalamanchi, MD, our Executive Vice President and Chief Financial Officer, has served as our Executive Vice President and Chief Financial Officer and as a member of our board of directors since June 2020. Dr. Yalamanchi has more than 15 years of healthcare investment and research experience. Since 2015, Dr. Yalamanchi has been a Partner and Portfolio Manager at RTW. Prior to joining RTW, Dr. Yalamanchi was Vice President and Co-Portfolio Manager at Calamos Arista Partners, a subsidiary of Calamos Investments, a position he held from September 2011 to 2015. Prior to joining Calamos Arista Partners, Dr. Yalamanchi held various healthcare investment roles at Millennium Management and Davidson Kempner Capital Management, where he worked with Dr. Wong. Dr. Yalamanchi graduated Phi Beta Kappa with a BS in Biology from the Massachusetts Institute of Technology and received an MD from the Stanford University School of Medicine. He completed his surgical internship at UCLA Medical Center. Dr. Yalamanchi served as Vice President and Chief Financial Officer of HSAC from January 2019 until December 2019. Other prior and current directorships include HSAC, where Dr. Yalamanchi served as a director from January 2019 until December 2019, Rocket Pharmaceuticals, Inc., where he served as a director since Rocket’s inception in July 2015, and Ancora Heart, and Magnolia Medical Technologies, portfolio companies of RTW, where Dr. Yalamanchi serves as an observer to the board of directors. We believe that Dr. Yalamanchi is qualified to sit on our board due to his years of experience in the healthcare industry, as a clinician as well as an investor who possesses unique insight into medical technology and biotechnology assets, in addition to his strong service to HSAC and Rocket stockholders.

Alice Lee, JD, our Vice President of Operations, has served as our Vice President of Operations and as our Secretary and Treasurer since June 2020. Ms. Lee has served as RTW’s Senior Counsel since October 2017 and Chief Compliance Officer from February 2019 to February 2021 and has more than a decade of experience advising life sciences companies in corporate and transactional matters. Prior to joining RTW, she most recently served as a senior associate in the Life Sciences practice at Ropes & Gray LLP from 2015 to 2017. Prior to that, she worked in the Intellectual Property Transactions and Technology practice at Sullivan & Cromwell LLP from 2010 to 2015, and she began her legal career in the Mergers & Acquisitions practice at Cravath, Swaine & Moore LLP. Ms. Lee served as Vice President of Operations of HSAC from January 2019 until December 2019. Ms. Lee received her law degree from Columbia Law School, where she served as a Senior Editor of Columbia Law Review and was a Harlan Fiske Stone Scholar. She earned an MS from Stanford University in Computer Science (with an emphasis in Bioinformatics), completed two years of pre-clinical coursework at the Stanford University School of Medicine, where she was an MD candidate, and graduated Phi Beta Kappa and summa cum laude with a BA in Philosophy from Columbia University. Prior to law school, Ms. Lee worked as a computational biologist at the H. Lee Moffitt Cancer Center & Research Institute at the University of South Florida and co-authored “The promise of gene signatures in cancer diagnosis and prognosis” included in the Encyclopedia of Genetics, Genomics, Proteomics and Bioinformatics and “Fundamentals of Cancer Genomics and Proteomics” included in Surgery: Basic Science and Clinical Evidence. She also worked as a software development engineer intern at Amazon.com. We believe Ms. Lee is additive to our executive team due to her depth of knowledge across science and the law as it pertains to corporate and financial transactions in the life sciences space.

Stephanie A. Sirota, our Vice President of Corporate Strategy and Corporate Communications, has served as our Vice President of Corporate Strategy and Corporate Communications since June 2020. Ms. Sirota has served as RTW’s Chief Business Officer since 2012 and as a Partner since 2014. Ms. Sirota is responsible for strategy and oversight of RTW’s business development and strategic partnerships with counterparties including limited partners, banks and academic institutions. She is also responsible for shaping the firm’s governance policies underscoring impact and sustainability. Ms. Sirota has more than a decade of deal experience in financial services. Prior to joining RTW, from 2006 to 2010, she served as a director at Valhalla Capital Advisors, a macro and commodity investment manager. From 2000 to 2003, Ms. Sirota worked in the New York and London offices of Lehman Brothers, where she advised on various mergers & acquisitions, IPOs, and capital market financing transactions with a focus on cross-border transactions for the firm’s global corporate clients. She began her career on the Fixed Income trading desk at Lehman Brothers, structuring derivatives for municipal issuers from 1997 to 1999. Ms. Sirota served as Vice President of Corporate Strategy of HSAC from January 2019 until December 2019. Other current directorships include RTW Venture Fund Limited (LSE: “RTW”), where Ms. Sirota has served as a director since October 2019. Ms. Sirota graduated with honors from Columbia University and also received an MS from the Columbia Graduate School of Journalism. She has contributed to Fortune Magazine and ABCNews.com. Ms. Sirota is a supporter of the arts, science, and children’s initiatives. She serves as Co-Chairman of the Council of the Phil at the New York Philharmonic. She also serves as President of RTW Charitable Foundation. We believe Ms. Sirota is additive to our executive team based on her extensive investor relations, strategic partnerships and corporate development background, and experience with the HSAC team in our prior transaction.

Pedro Granadillo has served as our director since August 2020. Mr. Granadillo has nearly 50 years of biopharmaceutical industry experience with expertise in human resources, manufacturing, quality control, and corporate governance. From 1970 until his retirement in 2004, Mr. Granadillo held multiple leadership roles at Eli Lilly and Company, including Senior Vice President of Global Manufacturing and Human Resources and a member of the Executive Committee. Mr. Granadillo currently serves on the board of directors of Rocket Pharmaceuticals, Inc., a position he has held since January 2018. Mr. Granadillo has previously served on the boards of directors at Haemonetics Corporation from 2004 to 2019, Dendreon Corporation, Nile Therapeutics and Noven Pharmaceuticals, as well as NPS Pharmaceuticals, which was sold to Shire for $5.2 billion in 2015. Mr. Granadillo is also a co-founder and board member of Neumentum Pharmaceuticals, a private non opioid pain company. Mr. Granadillo graduated from Purdue University with a Bachelor of Science in Industrial Engineering. We believe that Mr. Granadillo’s qualifications to sit on our board include his depth of knowledge of the pharmaceutical industry and his many years of experience serving on the boards of directors of healthcare companies. We especially believe that Mr. Granadillo’s expertise in human resources and corporate governance are key areas where he will add value.

Carsten Boess has served as our director since August 2020. Mr. Boess currently serves and has served as a director for Rocket Pharmaceuticals, Inc. since January 2016, Avidity Biosciences since April 2020, and Achilles Therapeutics since April 2020. Previously, Mr. Boess was the Executive Vice President of Corporate Affairs at Kiniksa Pharmaceuticals, Ltd. from August 2015 until February 2020. Before Kiniksa, Mr. Boess was the Chief Financial Officer at Alexion Pharmaceuticals from 2004 to 2005 and the Senior Vice President and Chief Financial Officer at Synageva BioPharma Corp. from 2011 until the company’s acquisition by Alexion Pharmaceuticals in 2015. Previously, Mr. Boess served in multiple roles with increasing responsibility at Insulet Corporation, including Chief Financial Officer from 2006 to 2009 and Vice President of International Operations from 2009 to 2011. Prior to that, Mr. Boess served as Executive Vice President of Finance at Serono Inc. from 2005 to 2006. In addition, he was a member of the Geneva-based World Wide Executive Finance Management Team while at Serono. Mr. Boess also held several financial executive roles at Novozymes of North America and Novo Nordisk in France, Switzerland and China. During his tenure at Novo Nordisk, he served on Novo Nordisk’s Global Finance Board. Mr. Boess received a Bachelor’s degree and Master’s degree in Economics and Finance, specializing in Accounting and Finance from the University of Odense, Denmark. We believe Mr. Boess’ corporate governance, business, and board experience will add value.

Stuart Peltz, PhD has served as our director since August 2020. Dr. Peltz founded PTC Therapeutics in 1998 and has served as Chief Executive Officer and a member of the board of directors since the company’s inception. Prior to founding PTC, Dr. Peltz was a Professor in the Department of Molecular Genetics & Microbiology at the Robert Wood Johnson Medical School, Rutgers University. Dr. Peltz currently serves as a director of the Biotechnology Industry Organization (BIO) and serves on BIO’s Emerging Companies Section Governing Board. Dr. Peltz received a Ph.D. from the McArdle Laboratory for Cancer Research at the University of Wisconsin. We believe Mr. Peltz’s expertise as a biotech executive will add value.

Michael Brophy has served as our director since August 2020. Mr. Brophy has served as the Chief Financial Officer of Natera since February 2017. Previously, Mr. Brophy served as Natera’s Senior Vice President, Finance and Investor Relations since September 2016, and prior to that, as Vice President, Corporate Development and Investor Relations since September 2015. Prior to joining Natera, Mr. Brophy served in the investment banking division at Morgan Stanley and Deutsche Bank where he focused on advising corporate clients in the life science tools and diagnostics sector. Mr. Brophy holds an MBA from the University of California, Los Angeles and a Bachelor of Science in Economics from the United States Air Force Academy. We believe Mr. Brophy’s expertise in the biopharma industry and investment banking will add value.

Industry Opportunity

The innovation boom.  We are living in an era where we are witnessing innovation accelerating at a breakneck speed with unparalleled opportunities for value creation. Globally, biotech markets are growing rapidly. According to Global Market Insights, the global biotech market is expected to grow with a compound annual growth rate, or CAGR, of 9.9% from 2019 to 2025. We are seeing validated technologies, such as those derived from DNA and RNA science, that can effectively deliver solutions across large swaths of diseases, resulting in companies with highly efficient development engines. We believe there is an opportunity to offer outstanding risk-adjusted returns to shareholders by building companies that possess unique and heretofore unrecognized growth opportunities that will benefit by capitalization, proactive skilled management, and supportive and sustainable governance practices.

Genetic therapies are on the rise.  Cheap genetic information has revolutionized the discovery process, which is yielding validated drug targets at an unprecedented rate. The first human genome sequence was completed in 2001, and the cost per genome exceeded $95 million, with an overall cost to the U.S. government in excess of $3.0 billion. According to the National Human Genome Research Institute, the cost to sequence a human genome fell to approximately $1,000 in 2019. This reduction in cost has fueled tremendous productivity. According to data from the United States Patent and Trademark Office, the number of patents has inflected upward since 2010, which is translating into more new drugs in company pipelines. Technological applications are also creating platforms of addressable diseases, increasing bandwidth and enabling companies to target more diseases with superior scientific accuracy and cleaner safety profiles than in previous generations of drug development.

The FDA reported a surge in investigational new drug (“IND”) applications for cell and gene therapy products. As of January 2020, there were more than 900 such applications on file with the FDA, and the agency anticipates it will receive more than 200 IND additional applications annually. The FDA predicts that it will be approving 10 to 20 cell and gene therapy products per year by 2025. We expect this trend to not only continue, but for genetically targeted therapies to become a substantial proportion of new therapies over the next decade. Further supportive dynamics come from the FDA and peer country regulatory bodies. While the United States leads the way in healthcare innovation, regulatory bodies across Europe, Japan, and recently China are enabling accelerated review programs resulting in faster approvals for therapies for conditions with unmet needs.

Although genetically validated targets can sometimes be addressed by existing traditional approaches, such as small molecules and antibodies, in specific tissues it is hard to beat the speed and ease in which DNA and RNA based medicines can be developed. Gene therapies also carry the potential for a one-time cure and RNA medicines for infrequent injections. The market for gene therapy companies has been growing. According to Capital IQ, at the beginning of 2013, there were five publicly traded gene therapy companies with a total market capitalization of approximately $1.1 billion, while at the end of 2019 there were 31 publicly traded gene therapy companies with a total market capitalization of approximately $52 billion (which includes the $3 billion paid by Astellas to acquire Audentes, the $877 million paid by Biogen to acquire Nightstar Therapeutics, the $4.9 billion paid by Roche to acquire Spark Therapeutics, and the $8.6 billion paid by Novartis to acquire AveXis). During the same six-year period, according to Capital IQ, the number of publicly traded RNA medicine companies grew from eight companies with a total capitalization of approximately $3.8 billion to 23 companies with a total market capitalization of approximately $65 billion.

A lag in the market’s value recognition and COVID-19 impact.  While strong scientific developments have been accelerating over the last several years and we believe are likely to continue for the next decade or longer, the market has been somewhat slow to recognize and reward these developments. While the rest of the broader equity markets steadily marched upward more or less since the 2008 financial crises, publicly traded healthcare companies often found themselves under pressure due to a negative narrative stemming from the drug pricing debate.

During the 2019 and 2020 U.S. Democratic Party presidential primaries, the healthcare debate focused on re-testing Americans’ interest in a single payer system but failed in developing the concept into a mainstay of the democratic platform. The threat of a dramatic change to the current system of public and private insurance has somewhat dissipated and it remains to be seen whether the COVID-19 pandemic may shift the discourse from drug pricing to public health matters.

Going forward, we believe the healthcare sector is in a strong position relative to other industries, as attention to COVID-19 related therapies and vaccines has reignited investor interest across therapeutic areas, preventative vaccines, and healthcare IT (testing and tracing), allowing innovative companies to attract capital through both private and public financings.

IPO dynamics are favorable.  According to Capital IQ, in 2018 and 2019, biotechnology and pharmaceuticals companies raised more than $13 billion in initial public offerings on U.S. exchanges, more than twice the proceeds from 2016 and 2017 combined, suggesting market demand for value-creating investments. However, despite the current level of IPO activity, the amount raised by biotech companies in initial public offerings is a fraction of the amount raised in the private market. According to Capital IQ Data, as of June 2020, there are approximately 12,200 biotechnology companies globally, only 1,389 of which are currently publicly traded. Compared to the approximately $19 billion raised in IPOs by the biotech industry from 2016 to 2019, there has been more than $40 billion raised in private offerings during the same period. Therefore, there is a significant pool of private companies at a given stage that are or will be looking to go public. We believe SPACs provide an additional option with several advantages for a privately held biotech looking to become publicly listed, such as a secured balance sheet despite the market sentiment at the time of becoming public, a strong shareholder base and an efficient process.

Acquisition Strategy

Our acquisition strategy is to identify an untapped opportunity within our target industry and offer a public-ready business a facility through which to enter the public sphere accessing capital markets and advancing its priorities. We believe that our management team’s and directors’ experiences in evaluating assets through investing and company building will enable us to source the highest quality targets. Our selection process will leverage the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers, and our network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

We will focus on targeting companies in the most innovative subsectors within the broader healthcare complex where emerging technologies in pharmaceuticals, biotechnology, and medical technologies are engendering explosive growth in drug development.

Investment Criteria

We intend to focus on companies that possess under-researched and underappreciated asset(s) poised for significant growth once adequately capitalized.

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	have a scientific or other competitive advantage in the markets We intend to seek target companies that have significant competitive advantages and underexploited expansion opportunities that can benefit from access to additional capital as well as our industry relationships and expertise.

●	are ready to be public, with strong management, corporate governance and reporting policies in place We will seek to identify companies with strong and experienced public-ready management teams. Specifically, we will look for management teams that have a proven track record of value creation for their shareholders. We will seek to partner with a potential target’s management team and expect that the operating and investment abilities of our executive team and board will complement their own capabilities.

●	will likely be well received by public investors and are expected to have good access to the public capital markets We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs.

●	have significant embedded and/or underexploited growth opportunities of which our team is uniquely positioned to identify and monetize We intend to seek target companies that have significant and underexploited expansion opportunities. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions.

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market. We will seek target companies which exhibit value or other characteristics that we believe have been overlooked or misevaluated by the marketplace based on our company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, preclinical or clinical data, potential for operational improvements, corporate governance, customers, and material contracts. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

●	will offer attractive risk-adjusted equity returns for our shareholders.

We intend to seek to acquire a target on terms and in a manner that leverage our experience. We expect to evaluate a company based on its potential to successfully achieve regulatory approval and commercialize its product(s). We also expect to evaluate financial returns based on (i) risk-adjusted peak sales potential, (ii) the growth potential of pipeline products and the scientific platform, (iii) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other initiatives. Potential upside, for example, from the growth in the target business’s earnings or an improved capital structure, will be weighed against any identified downside risks.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for shares of our shares or for a combination of shares of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek shareholder approval of any proposed initial business combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for shares, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing and it may not be available to us.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves are relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public shareholders as well as any tender offer we conduct.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with shareholder approval or tender offer

We may be required to seek shareholder approval of our initial business combination. If we are not required to obtain shareholder approval of an initial business combination, we will allow our shareholders to sell their shares to us pursuant to a tender offer. Both seeking shareholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a business combination. We intend to utilize cash derived from the proceeds of our initial offering, our shares, debt or a combination of these in effecting our initial business combination. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

While we have not yet identified any initial business combination candidates, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Except for the $10,000 per month administrative services fee, in no event will our initial shareholders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our initial shareholders or director nominees. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $128,000,000 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operations;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $128,000,000 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or other initial shareholders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our shareholders.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail simultaneous business combinations with several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With a business combination with several businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our ordinary shares for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company will be required to approve the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait August 6, 2022 in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as little as 632,501 of our public shares (or approximately 4.0% of our public shares) to be voted in favor of the transaction in order to have such transaction approved.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will provide our shareholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow shareholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or Nasdaq requirements, or we decide to obtain shareholder approval for business or other legal reasons, we will:

●	permit shareholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide shareholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company will be required to approve the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait August 6, 2022 in order to be able to receive a portion of the trust account.

Our initial shareholders, including our officers and directors, have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares into the right to receive cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to shareholders’ rights or pre-business combination activity and (3) not to sell any ordinary shares in any tender in connection with a proposed initial business combination.

Depending on how a business combination was structured, any shareholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the ordinary shares that were voted at the general meeting (assuming a quorum was present at the general meeting), or (ii) a majority of the outstanding ordinary shares. Because our initial shareholders, including our officers and directors, collectively beneficially own approximately 20% of our issued and outstanding ordinary shares, a minimum of approximately 632,501 public shares, or 4.0% of the outstanding ordinary shares, would need to be voted in favor a business combination in order for it to be approved.

None of our initial shareholders or their affiliates has indicated any intention to purchase ordinary shares from persons in the open market or in private transactions. However, if we seek shareholder approval of a business combination and if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, we or our initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. No funds from the trust account can be released from the trust account prior to the consummation of a business combination to make such purchases (although such purchases could be made using funds available to us after the closing of a business combination). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Notwithstanding the foregoing, we or our initial shareholders or their affiliates will not make purchases of ordinary shares if the purchases would violate Sections 9(a)(2) or 10(b) of the Exchange Act or Regulation M, which are rules that prohibit manipulation of a company’s stock, shares or other equity interests, and we and they will comply with Rule 10b-18 under the Exchange Act in connection with any open-market purchases. If purchases cannot be made without violating applicable law, no such purchases will be made. The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our ordinary shares may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our ordinary shares on a national securities exchange. Our initial shareholders anticipate that they may identify the shareholders with whom our initial shareholders or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

Conversion/Tender Rights

At any general meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our Amended and Restated Memorandum and Articles of Association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. Under our Amended and Restated Memorandum and Articles of Association, we are required to provide at least 10 days’ advance notice of any general meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our ordinary shares when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares, once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his, her or its certificate in connection with an election of his, her or its conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by August 6, 2022, it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution. At such time, the private warrants will expire and our sponsor will receive nothing upon a liquidation with respect to such private warrants, and the private warrants will be worthless.

The amount in the trust account (less approximately $1,600 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law, provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our sponsor has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private shares and to vote their insider shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our private warrants, which will expire worthless.

If we do not complete an initial business combination and expend all of the proceeds of our initial public offering other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.00.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor, HSAC 2 Holdings, LLC, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that our sponsor will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per ordinary share.

Potential Revisions to Agreements with our Initial Shareholders

Each of our initial shareholders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of shareholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time frames specified above could be amended, but only if we allowed all shareholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our initial shareholders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our initial shareholders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our ordinary shares could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our shareholders;

●	The obligation of our initial shareholders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and

●	The requirement to obtain a valuation for any target business affiliated with our initial shareholders, in the event it was too expensive to do so.

Except as specified above, shareholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our initial shareholders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our shareholders did not elect to invest with;

●	Our initial shareholders receiving compensation in connection with a business combination; and

●	Our initial shareholders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our shareholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors has fiduciary obligations to us requiring that he or she act in our best interests and the best interests of our shareholders.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert ordinary shares held by our public shareholders may reduce the resources available to us for our initial business combination;

●	our outstanding private warrants and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting commission to Chardan Capital Markets, LLC upon consummation of our initial business combination;

●	our obligation to either repay working capital loans that may be made to us by our initial shareholders or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private shares and private warrants (and underlying securities) and any shares issued to our initial shareholders or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 40 10th Avenue, Floor 7, New York, NY 10014. The cost for this space is included in the $10,000 per-month fee (subject to deferral as described herein) payable to HSAC 2 Holdings, LLC, for office space, utilities and secretarial services. Our agreement with HSAC 2 Holdings, LLC provides that, commencing on the date that our ordinary shares are first listed on the Nasdaq Capital Market and until we consummate a business combination, such office space, as well as utilities and secretarial services, will be made available to us as may be required from time to time. We believe that the fee charged by HSAC 2 Holdings, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “HSAQ” on August 3, 2020.

Holders of Record

As of March 3, 2021, there were 20,450,000 of our ordinary shares issued and outstanding held by 6 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of (i) 450,000 ordinary shares (“Private Placement Shares”) at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), for an aggregate of $6.0 million to the Sponsor, generating gross proceeds of $6.0 million.

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

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Health Sciences Acquisitions Corporation 2,” “our,” “us” or “we” refer to Health Sciences Acquisitions Corporation 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the annual financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment), $160.0 million ($10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

As of December 31, 2020, we had $2.0 million in operating cash and working capital of approximately $2.0 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of the Insider Shares (as defined below), and a loan of $300,000 pursuant to the Note issued to our Sponsor, which was repaid on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to December 31, 2020 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the period from May 25, 2020 (inception) through December 31, 2020, we had a net loss of approximately $174,000, which consisted of approximately $130,000 in general and administrative expenses and related party administrative fees of $50,000 offset by approximately $6,000 of net income on the investments held in the Trust Account.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the period from May 25, 2020 (inception) through December 31, 2020, the Company incurred $50,000 in expenses for these services.

Contractual Obligations

Registration Rights

The holders of the Insider Shares, Private Placement Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Shares, Private Placement Warrants or ordinary shares issued in payment of Working Capital Loans made to us can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 15,143,678 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

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

Our statements of operations include a presentation of loss per ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Public Shares for the period from May 25, 2020 (inception) through December 31, 2020 is calculated by dividing the investment income earned on the Trust Account of approximately $6,000 by the weighted average number of Public Shares outstanding for the period. Net loss per ordinary share, basic and diluted for Founder Shares (as defined in Note 1) for the period from May 25, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $174,000 less income attributable to Public Shares of approximately $6,000 by the weighted average number of Founder Shares outstanding for the period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 3, 2021.

Name	Age	Position
Roderick Wong, MD	43	President, Chief Executive Officer and Chairman
Naveen Yalamanchi, MD	44	Executive Vice President, Chief Financial Officer and Director
Alice Lee, JD	50	Vice President of Operations, Secretary and Treasurer
Stephanie A. Sirota	46	Vice President of Corporate Strategy and Corporate Communications
Pedro Granadillo	73	Director
Carsten Boess	55	Director
Stuart Peltz, PHD	61	Director
Michael Brophy	41	Director

Roderick Wong, MD, our President and Chief Executive Officer and Chairman of our board of directors, has served as our President and Chief Executive Officer since June 2020 and on our board since the company’s inception. Dr. Wong has more than 16 years of healthcare investing experience. Since 2009, he has served as Managing Partner and Chief Investment Officer of RTW, a healthcare-focused investment firm managing $4.4 billion in regulatory assets under management. Prior to forming RTW, Dr. Wong was a Managing Director and sole Portfolio Manager for the Davidson Kempner Healthcare Funds. Prior to joining Davidson Kempner, Dr. Wong held various healthcare investment and research roles at Sigma Capital Partners and Cowen & Company. Dr. Wong served as Chairman of the board of directors of Health Sciences Acquisitions Corporation (“HSAC”) and its Chief Executive Officer from January 2019 until December 2019. Other current and previous directorships include: Rocket Pharmaceuticals, Inc., where he serves as Chairman, a position he has held since Rocket’s inception in July 2015; Attune Pharmaceuticals, a portfolio company of RTW, where he has served as a director since June 2018 Avidity Biosciences, Landos Biopharma and Ji Xing Pharmaceuticals portfolio companies of PRW, where he has served as a director since 2019, and NiKang Therapeutics where he has served as a director since September 2020. Dr. Wong previously served on the board of directors of Penwest Pharmaceuticals in 2010. He simultaneously received an MD from the University of Pennsylvania Medical School and an MBA from Harvard Business School, and graduated Phi Beta Kappa with a BS in Economics from Duke University. We believe that Dr. Wong is qualified to sit on our board due to his extensive experience in evaluating medical and scientific assets in the biopharmaceutical industry and his expansive knowledge of extracting and delivering shareholder value when serving in a board leadership position.

Naveen Yalamanchi, MD, our Executive Vice President and Chief Financial Officer, has served as our Executive Vice President and Chief Financial Officer and as a member of our board of directors since June 2020. Dr. Yalamanchi has more than 15 years of healthcare investment and research experience. Since 2015, Dr. Yalamanchi has been a Partner and Portfolio Manager at RTW. Prior to joining RTW, Dr. Yalamanchi was Vice President and Co-Portfolio Manager at Calamos Arista Partners, a subsidiary of Calamos Investments, a position he held from 2012 to 2015. Prior to joining Calamos Arista Partners, Dr. Yalamanchi held various healthcare investment roles at Millennium Management and Davidson Kempner Capital Management, where he worked with Dr. Wong. Dr. Yalamanchi graduated Phi Beta Kappa with a BS in Biology from the Massachusetts Institute of Technology and received an MD from the Stanford University School of Medicine. He completed his surgical internship at UCLA Medical Center. Dr. Yalamanchi served as Vice President and Chief Financial Officer of HSAC from January 2019 until December 2019. Other prior and current directorships include HSAC, where Dr. Yalamanchi served as a director from January 2019 until December 2019, Rocket Pharmaceuticals, Inc., where he served as a director since Rocket’s inception in July 2015, and Ancora Heart, and Magnolia Medical Technologies, portfolio companies of RTW, where Dr. Yalamanchi serves as an observer to the board of directors. We believe that Dr. Yalamanchi is qualified to sit on our board due to his years of experience in the healthcare industry, as a clinician as well as an investor who possesses unique insight into medical technology and biotechnology assets, in addition to his strong service to HSAC and Rocket stockholders.

Alice Lee, JD, our Vice President of Operations, has served as our Vice President of Operations and as our Secretary and Treasurer since June 2020. Ms. Lee has served as RTW’s Senior Counsel since October 2017 and Chief Compliance Officer from February 2019 to February 2021 and has more than a decade of experience advising life sciences companies in corporate and transactional matters. Prior to joining RTW, she most recently served as a senior associate in the Life Sciences practice at Ropes & Gray LLP from 2015 to 2017. Prior to that, she worked in the Intellectual Property Transactions and Technology practice at Sullivan & Cromwell LLP from 2010 to 2015, and she began her legal career in the Mergers & Acquisitions practice at Cravath, Swaine & Moore LLP. Ms. Lee served as Vice President of Operations of HSAC from January 2019 until December 2019. Ms. Lee received her law degree from Columbia Law School, where she served as a Senior Editor of Columbia Law Review and was a Harlan Fiske Stone Scholar. She earned an MS from Stanford University in Computer Science (with an emphasis in Bioinformatics), completed two years of pre-clinical coursework at the Stanford University School of Medicine, where she was an MD candidate, and graduated Phi Beta Kappa and summa cum laude with a BA in Philosophy from Columbia University. Prior to law school, Ms. Lee worked as a computational biologist at the H. Lee Moffitt Cancer Center & Research Institute at the University of South Florida and co-authored “The promise of gene signatures in cancer diagnosis and prognosis” included in the Encyclopedia of Genetics, Genomics, Proteomics and Bioinformatics and “Fundamentals of Cancer Genomics and Proteomics” included in Surgery: Basic Science and Clinical Evidence. She also worked as a software development engineer intern at Amazon.com. We believe Ms. Lee will be additive to our executive team due to her depth of knowledge across science and the law as it pertains to corporate and financial transactions in the life sciences space.

Stephanie A. Sirota, our Vice President of Corporate Strategy and Corporate Communications, has served as our Vice President of Corporate Strategy and Corporate Communications since June 2020. Ms. Sirota has served as RTW’s Chief Business Officer since 2012 and as a Partner since 2014. Ms. Sirota is responsible for strategy and oversight of RTW’s business development and strategic partnerships with counterparties including limited partners, banks and academic institutions. She is also responsible for shaping the firm’s governance policies underscoring impact and sustainability. Ms. Sirota has more than a decade of deal experience in financial services. Prior to joining RTW, from 2006 to 2010, she served as a director at Valhalla Capital Advisors, a macro and commodity investment manager. From 2000 to 2003, Ms. Sirota worked in the New York and London offices of Lehman Brothers, where she advised on various mergers & acquisitions, IPOs, and capital market financing transactions with a focus on cross-border transactions for the firm’s global corporate clients. She began her career on the Fixed Income trading desk at Lehman Brothers, structuring derivatives for municipal issuers from 1997 to 1999. Ms. Sirota served as Vice President of Corporate Strategy of HSAC from January 2019 until December 2019. Other current directorships include RTW Venture Fund Limited (LSE: “RTW”), where Ms. Sirota has served as a director since October 2019. Ms. Sirota graduated with honors from Columbia University and also received an MS from the Columbia Graduate School of Journalism. She has contributed to Fortune Magazine and ABCNews.com. Ms. Sirota is a supporter of the arts, science, and children’s initiatives. She serves as Co-Chairman of the Council of the Phil at the New York Philharmonic. She also serves as President of RTW Charitable Foundation. We believe Ms. Sirota will be additive to our executive team based on her extensive investor relations, strategic partnerships and corporate development background, and experience with the HSAC team in our prior transaction.

Pedro Granadillo has served as our director since August 2020. Mr. Granadillo has nearly 50 years of biopharmaceutical industry experience with expertise in human resources, manufacturing, quality control, and corporate governance. From 1970 until his retirement in 2004, Mr. Granadillo held multiple leadership roles at Eli Lilly and Company, including Senior Vice President of Global Manufacturing and Human Resources and a member of the Executive Committee. Mr. Granadillo currently serves on the board of directors of Rocket Pharmaceuticals, Inc., a position he has held since January 2018. Mr. Granadillo has previously served on the boards of directors at Haemonetics Corporation from 2004 to 2019, Dendreon Corporation, Nile Therapeutics and Noven Pharmaceuticals, as well as NPS Pharmaceuticals, which was sold to Shire for $5.2 billion in 2015. Mr. Granadillo is also a co-founder and board member of Neumentum Pharmaceuticals, a private non opioid pain company. Mr. Granadillo graduated from Purdue University with a Bachelor of Science in Industrial Engineering. We believe that Mr. Granadillo’s qualifications to sit on our board include his depth of knowledge of the pharmaceutical industry and his many years of experience serving on the boards of directors of healthcare companies. We especially believe that Mr. Granadillo’s expertise in human resources and corporate governance will be key areas where he will add value.

Carsten Boess has served as our director since August 2020. Mr. Boess currently serves and has served as a director for Rocket Pharmaceuticals, Inc. since January 2016, Avidity Biosciences since April 2020, and Achilles Therapeutics since April 2020. Previously, Mr. Boess was the Executive Vice President of Corporate Affairs at Kiniksa Pharmaceuticals, Ltd. from August 2015 until February 2020. Before Kiniksa, Mr. Boess was the Chief Financial Officer at Alexion Pharmaceuticals from 2004 to 2005 and the Senior Vice President and Chief Financial Officer at Synageva BioPharma Corp. from 2011 until the company’s acquisition by Alexion Pharmaceuticals in 2015. Previously, Mr. Boess served in multiple roles with increasing responsibility at Insulet Corporation, including Chief Financial Officer from 2006 to 2009 and Vice President of International Operations from 2009 to 2011. Prior to that, Mr. Boess served as Executive Vice President of Finance at Serono Inc. from 2005 to 2006. In addition, he was a member of the Geneva-based World Wide Executive Finance Management Team while at Serono. Mr. Boess also held several financial executive roles at Novozymes of North America and Novo Nordisk in France, Switzerland and China. During his tenure at Novo Nordisk, he served on Novo Nordisk’s Global Finance Board. Mr. Boess received a Bachelor’s degree and Master’s degree in Economics and Finance, specializing in Accounting and Finance from the University of Odense, Denmark. We believe Mr. Boess’ corporate governance, business, and board experience will add value.

Stuart Peltz, PhD has served as our director since August 2020. Dr. Peltz founded PTC Therapeutics in 1998 and has served as Chief Executive Officer and a member of the board of directors since the company’s inception. Prior to founding PTC, Dr. Peltz was a Professor in the Department of Molecular Genetics & Microbiology at the Robert Wood Johnson Medical School, Rutgers University. Dr. Peltz currently serves as a director of the Biotechnology Industry Organization (BIO) and serves on BIO’s Emerging Companies Section Governing Board. Dr. Peltz received a Ph.D. from the McArdle Laboratory for Cancer Research at the University of Wisconsin. We believe Dr. Peltz’s expertise as a biotech executive will add value.

Michael Brophy has served as our director since August 2020. Mr. Brophy has served as the Chief Financial Officer of Natera since February 2017. Previously, Mr. Brophy served as Natera’s Senior Vice President, Finance and Investor Relations since September 2016, and prior to that, as Vice President, Corporate Development and Investor Relations since September 2015. Prior to joining Natera, Mr. Brophy served in the investment banking division at Morgan Stanley and Deutsche Bank where he focused on advising corporate clients in the life science tools and diagnostics sector. Mr. Brophy holds an MBA from the University of California, Los Angeles and a Bachelor of Science in Economics from the United States Air Force Academy. We believe Mr. Brophy’s expertise in the biopharma industry and investment banking will add value.

Number and Terms of Office of Officers and Directors

Our board of directors will has six members, four of whom are “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. We may not hold an annual general meeting until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provide that our directors may consist of a chairman of the board, and that our officers may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that within one year of the listing of our ordinary shares on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that Pedro Granadillo, Carsten Boess, Stuart Peltz, PHD and Michael Brophy, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

We established an audit committee of the board of directors, which consists of Carsten Boess, Pedro Granadillo, and Michael Brophy, each of whom is an independent director. Carsten Boess serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Carsten Boess qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We established a compensation committee of the board of directors consisting of Pedro Granadillo and Carsten Boess, each of whom is an independent director. Pedro Granadillo serves as chairman of the compensation committee. We adopted a compensation committee charter, will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Michael Brophy, Stuart Peltz, PHD, Carsten Boess, and Pedro Granadillo will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, extraordinary general meeting). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our sponsor has agreed that the private shares and private warrants will not be sold or transferred by it until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders, provided that there is full disclosure by the directors. This can be done by way of permission granted in the Amended and Restated Memorandum and Articles of Association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Roderick Wong, MD	RTW Investments, LP	Healthcare investment firm	Managing Partner

	Rocket Pharmaceuticals, Inc.	Gene therapies for rare diseases	Director

	RTW Venture Fund Limited	Publicly listed healthcare investment fund	Investment Manager

	Avidity Biosciences, Inc.	RNA-based medicines for serious diseases	Director

	Landos Biopharma, Inc. NiKang Therapeutics, Inc. Ji Xing Pharmaceuticals	Oral therapeutics for autoimmune diseases Small molecule oncology medicines Innovative drugs in the Chinese market	Director Director Director

Naveen Yalamanchi, MD	RTW Investments, LP	Healthcare investment firm	Partner

	Rocket Pharmaceuticals, Inc.	Gene therapies for rare diseases	Director

	RTW Venture Fund Limited	Publicly listed healthcare investment fund	Investment Manager

Alice Lee, JD	RTW Investments, LP	Healthcare investment firm	Senior Counsel

Stephanie A. Sirota	RTW Investments, LP	Healthcare investment firm	Chief Business Officer

	RTW Venture Fund Limited	Publicly listed healthcare investment fund	Director

Pedro Granadillo	Rocket Pharmaceuticals, Inc.	Gene therapies for rare diseases	Director

Carsten Boess	Rocket Pharmaceuticals, Inc.	Gene therapies for rare diseases	Director

	Avidity Biosciences, Inc.	RNA-based medicines for serious diseases	Director

	Achilles Therapeutics, Inc.	Cell therapies for oncology	Director

Stuart Peltz, PHD	PTC Therapeutics, Inc.	Biopharmaceuticals for rare diseases	Chief Executive Officer, Director

Michael Brophy	Natera, Inc.	Genetic testing	Chief Financial Officer

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to our initial public offering. For any other shares, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our Amended and Restated Memorandum and Articles of Association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or other initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). In no event will our initial shareholders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Directors and Officers

Our memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. We pay to HSAC 2 Holdings, LLC, our sponsor, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our initial shareholders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a general meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 3, 2021 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 3, 2021, we had 20,450,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of derivative securities that are not exercisable within 60 days of March 3, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
HSAC 2 Holdings, LLC (our sponsor)(2)	4,360,956	21.3%
Roderick Wong, MD	0	0
Naveen Yalamanchi, MD	0	0
Alice Lee, JD	10,000	*
Stephanie A. Sirota	20,000	*
Pedro Granadillo	22,261	*
Carsten Boess	22,261	*
Stuart Peltz, PHD	22,261	*
Michael Brophy	22,261	*

All directors, executive officers and our sponsor as a group (eight individuals)	4,480,000	21.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 40 10th Ave., Floor 7, New York, New York 10014.

(2)	Our sponsor is governed by a board of directors consisting of three directors: Roderick Wong, MD, Naveen Yalamanchi, MD, and Alice Lee. Each director has one vote, and the approval of a majority of the directors is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

All of the insider shares outstanding prior to our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our ordinary shares equals or exceeds $12.50 per ordinary share (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the initial shareholders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 11, 2020, we sold an aggregate of 3,593,750 of our ordinary shares for $28,750 to HSAC 2 Holdings, LLC. On August 3, 2020, we declared a dividend of 0.113043478 shares for each outstanding share (an aggregate of 406,250 shares), resulting in an aggregate of 4,000,000 shares outstanding. This results in a purchase price of approximately $0.007 per ordinary share.

HSAC 2 Holdings, LLC purchased, pursuant to a written purchase agreement with us, an aggregate of (i) 450,000 ordinary shares, or “private shares,” at $10.00 per ordinary share (for a total purchase price of $4,500,000) and (ii) 1,500,000 warrants, or “private warrants,” at $1.00 per warrant (for a total purchase price of $1,500,000). These purchases took place on a private placement basis simultaneously with the consummation of our initial public officer on August 6, 2020.

The private shares are identical to the ordinary shares being sold in our initial public offering. However, our initial shareholders have agreed (A) to vote their founder shares, private shares and any public shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial business combination, an amendment to our certificate of incorporation that would affect the substance or timing of the ability of public shareholders to exercise redemption rights as described herein or of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by August 6, 2022, unless we provide public shareholders an opportunity to redeem their public shares in conjunction with any such amendment, (C) not to redeem any shares, including founder shares, private shares and any public shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or sell any shares to us in any tender offer in connection with our proposed initial business combination, and (D) that the founder shares and private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

Each private warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per ordinary share, subject to adjustment as provided herein. The private warrants will become exercisable on the later of 30 days after the completion of our initial business combination and August 6, 2021 and will expire five years after the completion of our initial business combination. Each private warrant will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees.

Additionally, HSAC 2 Holdings, LLC has agreed not to transfer, assign or sell any of the private shares, private warrants or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

In order to meet our working capital needs, our initial shareholders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private warrants at a price of $1.00 per warrant. Our shareholders have approved the issuance of the private warrants upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our initial shareholders or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the private shares and private warrants (and underlying securities) and any shares our initial shareholders or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private shares, private warrants or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

HSAC 2 Holdings, LLC, our sponsor, has agreed that, until the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay HSAC 2 Holdings, LLC $10,000 per month for these services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

On June 11, 2020, HSAC 2 Holdings, LLC, our sponsor, loaned us $300,000 to cover expenses related to our initial public offering. The loan was repaid without interest at the closing of the initial public offering.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our initial shareholders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a general meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated shareholders from a financial point of view. In no event will our initial shareholders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from May 25, 2020 (inception) to December 31, 2020 and of services rendered in connection with our initial public offering, totaled $66,435.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from May 25, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from May 5, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from May 5, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2020, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 3, 2020, by and between Registrant and Chardan Capital Markets LLC, (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
4.2	Form of Warrants (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
10.1	Letter Agreements, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.2	Investment Management Trust Agreement, dated August 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.3	Escrow Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.4	Registration Rights Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.5	Indemnity Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.6	Private Placement Warrants Subscription Agreement, dated August 3, 2020, among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.7	Administrative Support Agreement, dated August 3, 2020, among the Registrant and the Initial Stockholders and Oppenheimer & Co. Inc.. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.8	Purchase Agreement, dated August 3, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Dated: March 9, 2021	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roderick Wong	President, Chief Executive Officer and Chairman of the Board	March 9, 2021
Roderick Wong, MD	(Principal Executive Officer)

/s/ Naveen Yalamanchi	Executive Vice President, Chief Financial Officer and director	March 9, 2021
Naveen Yalamanchi, MD	(Principal Accounting and Financial Officer)

/s/ Pedro Granadillo	Director	March 9, 2021
Pedro Granadillo

/s/ Michael Brophy	Director	March 9, 2021
Michael Brophy

/s/ Stuart Peltz	Director	March 9, 2021
Stuart Peltz

/s/ Carsten Boess	Director	March 9, 2021
Carsten Boess

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 3, 2020, by and between Registrant and Chardan Capital Markets LLC, (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

4.2	Form of Warrants (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

10.1	Letter Agreements, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.2	Investment Management Trust Agreement, dated August 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.3	Escrow Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.4	Registration Rights Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.5	Indemnity Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.6	Private Placement Warrants Subscription Agreement, dated August 3, 2020, among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.7	Administrative Support Agreement, dated August 3, 2020, among the Registrant and the Initial Stockholders and Oppenheimer & Co. Inc.. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.8	Purchase Agreement, dated August 3, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

HEALTH SCIENCES ACQUISITIONS CORPRATION 2

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Health Sciences Acquisitions Corporation 2

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Health Sciences Acquisitions Corporation 2 (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 9, 2021

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$2,026,822
Prepaid expenses	122,478
Total current assets	2,149,300
Investments held in Trust Account	160,006,444
Total Assets	$162,155,744

Liabilities and Shareholders’ equity:
Current liabilities:
Accounts payable	$13,810
Accrued expenses	105,146
Total current liabilities	118,956
Deferred underwriting commissions in connection with the initial public offering	5,600,000
Total liabilities	5,718,956

Commitments and Contingencies (Note 6)

Ordinary shares, $0.0001 par value; 15,143,678 shares subject to possible redemption at $10.00 per share	151,436,780

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 5,306,322 shares issued and outstanding (excluding 15,143,678 shares subject to possible redemption)	531
Additional paid-in capital	5,173,019
Accumulated deficit	(173,542)
Total shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ equity	$162,155,744

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENT OF OPERATIONS

For the Period from May 25, 2020 (inception) through December 31, 2020

Operating expenses
General and administrative expenses	$129,986
Administrative fee - related party	50,000
Total operating expenses	179,986
Net gain from investments held in Trust Account	6,444
Net loss	$(173,542)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000

Basic and diluted net loss per share, Public Shares	$0.00

Weighted average shares outstanding of Founder Shares, basic and diluted	4,326,471

Basic and diluted net loss per share, Founder Shares	$(0.04)

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from May 25, 2020 (inception) through December 31, 2020

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - May 25, 2020 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	4,000,000	400	28,350	-	28,750
Sale of ordinary shares in initial public offering, gross	16,000,000	1,600	159,998,400	-	160,000,000
Offering costs	-	-	(9,418,420)	-	(9,418,420)
Sale of private placement shares and private placement warrants to Sponsor in a private placement	450,000	45	5,999,955	-	6,000,000
Shares subject to possible redemption	(15,143,678)	(1,514)	(151,435,266)	-	(151,436,780)
Net loss	-	-	-	(173,542)	(173,542)
Balance - December 31, 2020	5,306,322	$531	$5,173,019	$(173,542)	$5,000,008

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENT OF CASH FLOWS

For the Period from May 25, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(173,542)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest earned on investments held in Trust Account	(6,444)
Changes in operating assets and liabilities:
Prepaid expenses	(122,478)
Accounts payable	13,810
Accrued expenses	30,146
Net cash used in operating activities	(258,508)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(160,000,000)
Net cash used in investing activities	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	28,750
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	160,000,000
Proceeds from private placement	6,000,000
Payments of offering costs	(3,743,420)
Net cash provided by financing activities	162,285,330

Net change in cash	2,026,822
Cash - beginning of the period	-
Cash - end of the period	$2,026,822

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$75,000
Deferred underwriting commissions in connection with the initial public offering	$5,600,000
Value of ordinary shares subject to possible redemption	$151,570,900
Change in value of ordinary shares subject to possible redemption	$(134,120)

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Organization and General

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through December 31, 2020 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

Sponsor and Financing

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of (i) 450,000 ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, (for a total purchase price of $4.5 million), and (ii) 1,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), for an aggregate of $6.0 million from the Sponsor, generating gross proceeds to the Company of $6.0 million (Note 4).

Trust Account

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

Initial Business Combination

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

The Company will provide its holder of the Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per ordinary share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $2.0 million of cash in its operating account and working capital of approximately $2.0 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 15,143,678 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of loss per ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Public Shares for the period from May 25, 2020 (inception) through December 31, 2020 is calculated by dividing the investment income earned on the Trust Account of approximately $6,000 by the weighted average number of Public Shares outstanding for the period. Net loss per ordinary share, basic and diluted for Founder Shares (as defined in Note 1) for the period from May 25, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $174,000 less income attributable to Public Shares of approximately $6,000 by the weighted average number of Founder Shares outstanding for the period.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

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

Note 4—Private Placement

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

Note 5—Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from May 25, 2020 (inception) through December 31, 2020, the Company incurred $50,000 in expenses for these services. As of December 31, 2020, $40,000 is due to the Sponsor and in accrued expenses on the accompanying balance sheet.

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

Note 6—Commitments and Contingencies

Registration Rights

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of the registration statement relating to the initial public offering to purchase up to 2,086,956 additional Ordinary Shares at the Initial Public Offering price less the underwriting discounts and commissions. On August 6, 2020, the underwriters fully exercised the over-allotment option.

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

Note 7—Stockholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2020, there are no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares was subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of December 31, 2020, there were 20,450,000 ordinary shares issued or outstanding, including 15,143,678 ordinary shares subject to possible redemption.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust account	$160,006,444	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from May 25, 2020 (inception) through December 31, 2020.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the financial statements.