Form 10-Q
period 2021-03-31
Health Sciences Acquisitions Corp 2
filed 2021-05-17
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, 20,450,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,950,448	$2,026,822
Prepaid expenses	142,414	122,478
Total current assets	2,092,862	2,149,300
Investments held in Trust Account	160,010,390	160,006,444
Total Assets	$162,103,252	$162,155,744

Liabilities and Shareholders' equity:
Current liabilities:
Accounts payable	$34,560	$13,810
Accrued expenses	79,906	75,146
Accrued expenses - related party	60,000	30,000
Total current liabilities	174,466	118,956
Deferred underwriting commissions in connection with the initial public offering	5,600,000	5,600,000
Total liabilities	5,774,466	5,718,956

Commitments and Contingencies (Note 6)

Ordinary shares, $0.0001 par value; 15,132,878 and 15,143,678 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	151,328,780	151,436,780

Shareholders' equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 5,317,122 and 5,306,322 shares issued and outstanding (excluding 15,132,878 and 15,143,678 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	532	531
Additional paid-in capital	5,281,018	5,173,019
Accumulated deficit	(281,544)	(173,542)
Total shareholders' equity	5,000,006	5,000,008
Total Liabilities and Shareholders' equity	$162,103,252	$162,155,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 2021
Operating expenses
General and administrative expenses	$81,948
Administrative fee - related party	30,000
Total operating expenses	111,948
Interest income from investments held in Trust Account	3,946
Net loss	$(108,002)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000

Basic and diluted net income per share, Public Shares	$0.00

Weighted average shares outstanding of Founder Shares, basic and diluted	4,450,000

Basic and diluted net loss per share, Founder Shares	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	5,306,322	$531	$5,173,019	$(173,542)	$5,000,008
Shares subject to possible redemption	10,800	1	107,999	-	108,000
Net loss	-	-	-	(108,002)	(108,002)
Balance - March 31, 2021 (unaudited)	5,317,122	$532	$5,281,018	$(281,544)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(108,002)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(3,946)
Changes in operating assets and liabilities:
Prepaid expenses	(19,936)
Accounts payable	20,750
Accrued expenses	4,760
Accrued expenses - related party	30,000
Net cash used in operating activities	(76,374)

Net change in cash	(76,374)
Cash - beginning of the period	2,026,822
Cash - end of the period	$1,950,448

Supplemental disclosure of noncash activities:
Change in value of ordinary shares subject to possible redemption	$(107,999)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through March 31, 2021 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”), and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $160.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a U.S based trust account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Pursuant to stock exchange listing rules, the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Placement Shares (collectively, “Founder Shares”) held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $2.0 million in its operating bank account and working capital of approximately $1.9 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 – Basic of Presentation and Summary of Significant Account Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K filed with the SEC on March 10, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and accrued expenses – related party approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2021 and December 31, 2020, 15,132,878 and 15,143,678 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Private Placement to purchase an aggregate of 1,500,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Public Shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 by the weighted average number of Public Shares outstanding for three months ended March 31, 2021. Net loss per ordinary share, basic and diluted for Founder Shares is calculated by dividing the net loss of approximately $108,000 for the three months ended March 31, 2021, less income attributable to Public Shares of approximately $4,000, by the weighted average number of Founder Shares outstanding.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Note 3 – Initial Public Offering

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

Note 4 – Private Placement

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

Note 5 – Related Party Transactions

Insider Shares

On June 11, 2020, the Company issued 3,593,750 ordinary shares to the Sponsor (the “Insider Shares”) for an aggregate purchase price of $28,750. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding ordinary share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. The holders of the Insider Shares had agreed to forfeit up to an aggregate of 521,739 Insider Shares, on a pro rata basis, to the extent that the option to purchase additional ordinary shares was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the option to purchase additional ordinary shares is not exercised in full by the underwriters so that the Insider Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering). On August 6, 2020, the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company incurred $30,000 in expenses for these services which is recognized in the accompanying unaudited condensed statement of operations. As of March 31, 2021 and December 31, 2020, there were $60,000 and $30,000 in accrued expenses – related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Note 6 – Commitments and Contingencies

Registration and Shareholder Rights

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 – Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there are no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All ordinary shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares was subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of March 31, 2021 and December 31, 2020, there were 20,450,000 ordinary shares issued or outstanding, including 15,132,878 and 15,143,678 ordinary shares subject to possible redemption, respectively.

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$160,010,390	$-	$-

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We will have until August 6, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in Trust, its liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders. The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Placement Shares held by them if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $2.0 million in operating cash and working capital of approximately $1.9 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of the Insider Shares, and a loan of $300,000 pursuant to the Note issued to our Sponsor, which was repaid on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net loss of approximately $108,000, which consisted of approximately $112,000 in general and administrative expenses offset by approximately $4,000 of net gain on the investments held in the Trust Account.

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

Administrative support agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended March 31, 2021, we incurred $30,000 in expenses for these services. As of March 31, 2021 and December 31, 2020, there were $60,000 and $30,000 in accrued expenses – related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 15,132,878 and 15,143,678 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. We have not considered the effect of the warrants sold in the Private Placement to purchase an aggregate of 1,500,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations include a presentation of income (loss) per ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Public Shares for three months ended March 31, 2021 is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 by the weighted average number of Public Shares outstanding. Net loss per ordinary share, basic and diluted for Founder Shares for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $108,000, less income attributable to Public Shares of approximately $4,000, by the weighted average number of Founder Shares outstanding.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 17, 2021	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman