Form 10-Q
period 2021-06-30
Health Sciences Acquisitions Corp 2
filed 2021-08-16
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

(Exact Name of Registrant as Specified in Charter)

Cayman	001-39421	N/A
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

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

As of August 13, 2021, 20,450,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and the Period from May 25, 2020 (Inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and the Period from May 25, 2020 (Inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and the Period from May 25, 2020 (Inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,911,305	$2,026,822
Prepaid expenses	105,667	122,478
Total current assets	2,016,972	2,149,300
Investments held in Trust Account	160,014,379	160,006,444
Total Assets	$162,031,351	$162,155,744

Liabilities and Shareholders’ equity:
Current liabilities:
Accounts payable	$19,335	$13,810
Accrued expenses	85,559	75,146
Accrued expenses - related party	90,000	30,000
Total current liabilities	194,894	118,956
Deferred underwriting commissions in connection with the initial public offering	5,600,000	5,600,000
Total liabilities	5,794,894	5,718,956

Commitments and Contingencies (Note 6)

Ordinary shares, $0.0001 par value; 15,123,645 and 15,143,678 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	151,236,450	151,436,780

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 5,326,355 and 5,306,322 shares issued and outstanding (excluding 15,123,645 and 15,143,678 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	533	531
Additional paid-in capital	5,373,347	5,173,019
Accumulated deficit	(373,873)	(173,542)
Total shareholders’ equity	5,000,007	5,000,008
Total Liabilities and Shareholders’ equity	$162,031,351	$162,155,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended	For the Period from May 25, 2020 (Inception) through
	June 30, 2021	June 30, 2021	June 30, 2020
Operating expenses
General and administrative expenses	$66,318	$148,266	$15,215
Administrative fee - related party	30,000	60,000	-
Loss from operations	(96,318)	(208,266)	(15,215)
Interest income from investments held in Trust Account	3,989	7,935	-
Net loss	$(92,329)	$(200,331)	$(15,215)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	16,000,000	-

Basic and diluted net income per share, Public Shares	$0.00	$0.00	$-

Weighted average shares outstanding of Founder Shares, basic and diluted	4,450,000	4,450,000	3,478,261

Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	5,306,322	$531	$5,173,019	$(173,542)	$5,000,008
Shares subject to possible redemption	10,800	1	107,999	-	108,000
Net loss	-	-	-	(108,002)	(108,002)
Balance - March 31, 2021 (unaudited)	5,317,122	532	5,281,018	(281,544)	5,000,006
Shares subject to possible redemption	9,233	1	92,329	-	92,330
Net loss	-	-	-	(92,329)	(92,329)
Balance - June 30, 2021 (unaudited)	5,326,355	$533	$5,373,347	$(373,873)	$5,000,007

For the Period from May 25, 2020 (Inception) through June 30, 2020

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - May 25, 2020 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	4,000,000	400	28,350	-	28,750
Net loss	-	-	-	(15,215)	(15,215)
Balance - June 30, 2020 (unaudited)	4,000,000	$400	$28,350	$(15,215)	$13,535

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Period from May 25, 2020 (inception) through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(200,331)	$(15,215)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(7,935)	-
Changes in operating assets and liabilities:
Prepaid expenses	16,811	-
Accounts payable	5,525	-
Accrued expenses	10,413	15,215
Accrued expenses - related party	60,000	-
Net cash used in operating activities	(115,517)	-

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	28,750
Proceeds from note payable to related party	-	300,000
Paid offering costs	-	(135,062)
Net cash provided by financing activities	-	193,688

Net change in cash	(115,517)	193,688
Cash - beginning of the period	2,026,822	-
Cash - end of the period	$1,911,305	$193,688

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$15,000
Change in value of ordinary shares subject to possible redemption	$(200,330)	$-

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through June 30, 2021 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

The Company’s sponsor is HSAC 2 Holdings, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2020.  On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the issuance of 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 450,000 ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, (for a total purchase price of $4.5 million), and (ii) 1,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds to the Company of $6.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $160.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a U.S based trust account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per ordinary share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $1.9 million in its operating bank account and working capital of approximately $1.8 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 – Basis of Presentation and Summary of Significant Account Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;

●	Level 3: Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2020, 15,123,645 and 15,143,678 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per ordinary share in a manner similar to the two-class method of income (loss) per share. Net income per Public Share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Public Shares outstanding for the periods. Net loss per Founder Share, basic and diluted, is calculated by dividing the net loss, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from May 25, 2020 (inception) through June 30, 2020
Public Shares
Numerator:
Interest income from investments held in Trust Account	$3,989	$7,935	$-
Net income attributable to Public Shares	$3,989	$7,935	$-
Denominator:
Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	16,000,000	-
Basic and diluted net income per share, Public Shares	$0.00	$0.00	$-

Founder Shares
Numerator:
Net loss	$(92,329)	$(200,331)	$(15,215)
Less: Net income attributable to Public Shares	(3,989)	(7,935)	-
Net loss attributable to Founder Shares	$(96,318)	$(208,266)	$(15,215)
Denominator:
Weighted average shares outstanding of Founder Shares, basic and diluted	4,450,000	4,450,000	3,478,261
Basic and diluted net loss per share, Founder Shares	$(0.02)	$(0.05)	$(0.00)

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 – Initial Public Offering

On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 Public Shares, including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in expenses for these services which is recognized in the accompanying unaudited condensed statement of operations, respectively. As of June 30, 2021 and December 31, 2020, there were $90,000 and $30,000 in accrued expenses – related party outstanding, as reflected in the accompanying condensed balance sheets.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 – Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there are no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All ordinary shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares was subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of June 30, 2021 and December 31, 2020, there were 20,450,000 ordinary shares issued or outstanding, including 15,123,645 and 15,143,678 ordinary shares subject to possible redemption, respectively.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$160,014,379	$-	$-

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$160,006,444	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands company on May 25, 2020. We were formed for the purpose entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”). Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on healthcare innovation. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is HSAC 2 Holdings, LLC (the “Sponsor”).  The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, we consummated an Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.9 million in operating cash and working capital of approximately $1.8 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of the Insider Shares, and a loan of $300,000 pursuant to the Note issued to our Sponsor, which was repaid on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $92,000, which consisted of approximately $66,000 in general and administrative expenses and $30,000 in related party administrative fee, partially offset by approximately $4,000 of net gain on the investments held in the Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $200,000, which consisted of approximately $148,000 in general and administrative expenses and $60,000 in related party administrative fee, partially offset by approximately $8,000 of net gain on the investments held in the Trust Account.

For the period from May 25, 2020 (inception) through June 30, 2020, we had net loss of approximately $15,000, consist solely of general and administrative expenses.

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

Administrative support agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three and six months ended June 30, 2021, we incurred $30,000 and $60,000 in expenses for these services, respectively. As of June 30, 2021 and December 31, 2020, there were $90,000 and $30,000 in accrued expenses – related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 15,123,645 and 15,143,678 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

Net Income (Loss) per Ordinary Share

Our unaudited condensed statements of operations include a presentation of income (loss) per ordinary share in a manner similar to the two-class method of income (loss) per share. Net income per Public Share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Public Shares outstanding for the periods. Net loss per Founder Share, basic and diluted, is calculated by dividing the net loss, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Private Placement, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion would be anti-dilutive under the treasury stock method.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, we consummated an Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chairman (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Director (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman