Form 10-Q
period 2021-09-30
Health Sciences Acquisitions Corp 2
filed 2021-11-12
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 12, 2021, 20,450,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, and for the Nine Months ended September 30, 2021 and the Period from May 25, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and 2020, and for the Nine Months ended September 30, 2021 and for the Period from May 25, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from May 25, 2020 (Inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,783,295	$2,026,822
Prepaid expenses	81,167	122,478
Total current assets	1,864,462	2,149,300
Investments held in Trust Account	160,018,413	160,006,444
Total Assets	$161,882,875	$162,155,744

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,655	$13,810
Accrued expenses	15,174	75,146
Accrued expenses - related party	120,000	30,000
Total current liabilities	136,829	118,956
Deferred underwriting commissions in connection with the initial public offering	5,600,000	5,600,000
Total liabilities	5,736,829	5,718,956

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 16,000,000 shares at $10.00 per share redemption value as of September 30, 2021, and December 31, 2020	160,000,000	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding as of September 30, 2021, and December 31, 2020	445	445
Additional paid-in capital	-	-
Accumulated deficit	(3,854,399)	(3,563,657)
Total shareholders’ deficit	(3,853,954)	(3,563,212)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$161,882,875	$162,155,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
	For the Three Months Ended		For the Nine Months Ended	May 25, 2020 (Inception) through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses
General and administrative expenses	$64,445	$68,625	$212,711	$83,839
Administrative fee - related party	30,000	-	90,000	-
Loss from operations	(94,445)	(68,625)	(302,711)	83,839
Interest income from investments held in Trust Account	4,034	2,411	11,969	2,411
Net loss	$(90,411)	$(66,214)	$(290,742)	$(81,428)

Weighted average shares outstanding of ordinary shares, basic and diluted	20,450,000	13,808,885	20,450,000	11,964,131

Basic and diluted net loss per share, ordinary shares	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	4,450,000	$445	$-	$(3,563,657)	$(3,563,212)
Net loss	-	-	-	(108,002)	(108,002)
Balance - March 31, 2021 (unaudited)	4,450,000	445	-	(3,671,659)	(3,671,214)
Net loss	-	-	-	(92,329)	(92,329)
Balance - June 30, 2021 (unaudited)	4,450,000	445	-	(3,763,988)	(3,763,543)
Net loss	-	-	-	(90,411)	(90,411)
Balance - September 30, 2021 (unaudited)	4,450,000	$445	$-	$(3,854,399)	$(3,853,954)

For the Three Months Ended September 30, 2020, and for the Period from May 25, 2020 (Inception) through September 30, 2020

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - May 25, 2020 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	4,000,000	400	28,350	-	28,750
Net loss	-	-	-	(15,215)	(15,215)
Balance - June 30, 2020 (unaudited)	4,000,000	400	28,350	(15,215)	13,535
Sale of private placement shares and private placement warrants to Sponsor in a private placement	450,000	45	5,999,955	-	6,000,000
Accretion on ordinary shares subject to possible redemption amount	-	-	(6,028,305)	(3,390,115)	(9,418,420)
Net loss	-	-	-	(66,214)	(66,214)
Balance - September 30, 2020 (unaudited)	4,450,000	$445	$-	$(3,471,544)	$(3,471,099)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Period from May 25, 2020 (inception) through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(290,742)	$(81,428)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(11,969)	(2,411)
Changes in operating assets and liabilities:
Prepaid expenses	41,311	(160,127)
Accounts payable	(12,155)	1,445
Accrued expenses	(59,972)	(5,000)
Accrued expenses - related party	90,000	-
Net cash used in operating activities	(243,527)	(247,521)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(160,000,000)
Net cash used in investing activities	-	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	28,750
Proceeds from note payable to related party	-	300,000
Repayment of note payable to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	160,000,000
Proceeds from private placement	-	6,000,000
Paid offering costs	-	(3,743,420)
Net cash provided by financing activities	-	162,285,330

Net change in cash	(243,527)	2,037,809
Cash - beginning of the period	2,026,822	-
Cash - end of the period	$1,783,295	$2,037,809

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$5,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

Health Sciences Acquisitions Corporation 2 (the “Company”) was incorporated on May 25, 2020, in the Cayman Islands as a business company with limited liability and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on healthcare innovation. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through September 30, 2021, had been related to the Company’s formation and the initial public offering (“Initial Public Offering”), and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

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

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $1.7 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2022.

Note 2 – Basis of Presentation and Summary of Significant Account Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net assets. Accordingly, effective with this filing, the Company presented all redeemable ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.0 million in additional paid-in capital and a charge of approximately $3.4 million to accumulated deficit, as well as a reclassification of 842,910 ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2020, the Company’s previously filed quarterly reports on Form 10-Q and previously filed annual report on Form 10-K will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $8.5 million, $8.7 million, and $8.8 million, respectively, from total shareholders’ equity to ordinary shares subject to possible redemption.

The impact of the revision to the components of equity on the December 31, 2020, balance sheet is presented below:

Equity Components	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption:
Ordinary shares, $0.0001 par value; shares subject to possible redemption at $10.00 per share	151,436,780	8,563,220	160,000,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 5,306,322 shares issued and outstanding	531	(86)	445
Additional paid-in capital	5,173,019	(5,173,019)	-
Accumulated deficit	(173,542)	(3,390,115)	(3,563,657)

Total shareholders’ deficit	5,000,008	(8,563,220)	(3,563,212)
Total Liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$162,155,744	$-	$162,155,744

There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to a single class presentation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2021, and December 31, 2020, are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities money market funds.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to the carrying value of the Public Shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021 and December 31, 2020, 16,000,000 of its ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Related Party Loans

On June 11, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the date the Company consummates the Initial Public Offering or the date on which the Company determines not to conduct the Initial Public Offering. The Company borrowed $300,000 under the Note, and fully repaid the Note in full on August 7, 2020. The Note is no longer available to the Company to draw on.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and the nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in expenses for these services which is recognized in the accompanying unaudited condensed statement of operations, respectively. As of September 30, 2021, and December 31, 2020, there were $120,000 and $30,000 in accrued expenses – related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 – Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 20,450,000 ordinary shares outstanding, 16,000,000 of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$160,000,000
Less:
Offering costs allocated to Public Shares	(9,418,420)
Plus:
Accretion on ordinary shares to redemption value	9,418,420
Ordinary shares subject to possible redemption	$160,000,000

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Shareholders’ Deficit

Preference shares —The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there are no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All ordinary shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares was subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering, and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of September 30, 2021, and December 31, 2020, there were 20,450,000 ordinary shares issued or outstanding, including 16,000,000 ordinary shares subject to possible redemption, respectively.

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

 Note 9 – Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$160,018,413	$-	$-

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$160,006,444	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and the nine months ended September 30, 2021.

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10 – Subsequent Events

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.8 million in operating cash and working capital of approximately $1.7 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of the Insider Shares, and a loan of $300,000 pursuant to the Note issued to our Sponsor, which was repaid on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the we be required to liquidate after August 6, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021, was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of approximately $90,000, which consisted of approximately $64,000 in general and administrative expenses and $30,000 in related party administrative fee, partially offset by approximately $4,000 of net gain on the investments held in the Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $291,000, which consisted of approximately $213,000 in general and administrative expenses and $90,000 in related party administrative fee, partially offset by approximately $12,000 of net gain on the investments held in the Trust Account.

For the three months ended September 30, 2020, we had net loss of approximately $66,000, which consisted of approximately $69,000 in general and administrative expenses, partially offset by approximately $2,000 of net gain on the investments held in the Trust Account.

For the period from May 25, 2020 (inception) through September 30, 2020, we had net loss of approximately $81,000, which consisted of approximately $84,000 in general and administrative expenses, partially offset by approximately $2,000 of net gain on the investments held in the Trust Account.

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

Related Party Loans

On June 11, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the date we consummate the Initial Public Offering. We borrowed $300,000 under the Note, and fully repaid the Note in full on August 7, 2020. The Note is no longer available to the Company to draw on.

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

Administrative support agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three and the nine months ended September 30, 2021, we incurred $30,000 and $90,000 in expenses for these services, respectively. As of September 30, 2021, and December 31, 2020, there were $120,000 and $30,000 in accrued expenses – related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 16,000,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

Dated: November 12, 2021	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman