Form 10-K/A
period 2020-12-31
Health Sciences Acquisitions Corp 2
filed 2022-03-31
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39421

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

(Exact name of registrant as specified in its charter)

Cayman Islands	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 10th Avenue, Floor 7
New York, NY	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 597-6980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	HSAQ	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of ordinary shares held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s ordinary shares as of March 8, 2021 was 20,450,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Health Sciences Acquisition Corporation 2 (the “Company”) as of and for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021 (the “Original Filing”).

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“Initial Public Offering”) on August 6, 2020 (the “Public Shares”). As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by reclassifying all Public Shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Public Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses to all of its ordinary shares instead of a two-class method. This presentation contemplates a Business Combination as the most likely outcome.

Previously, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on February 4, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 6, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2020 (the “Post-IPO Balance Sheet”), (ii) unaudited condensed financial statements as of and for the quarterly period ended September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020, (iii) audited annual financial statements as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2021 (iv) unaudited condensed financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021, (v) unaudited condensed financial statements as of and for the quarterly period ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, and (vi) a section within footnote 2 to unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, and Item 4 included, reported in the Q3 2021 10-Q as filed with the SEC (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and change the earnings per share presentation, and should no longer be relied upon.

As such, the Company is restating in this Form 10-K/A the Post-IPO Balance sheet, audited financial statements as of and for the period ended December 31, 2020, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020. The unaudited condensed financial statements for the quarterly periods ended March 31, 2021, and June 30, 2021 will be restated in an Amendment No. 1 to the Form 10-Q/A for the period ended September 30, 2021.

The restatement did not have any impact on its cash position or cash held in the trust account established in connection with the Initial Public Offering.

After re-evaluation, the Company’s management has concluded that, in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective.

This Amendment No. 1 sets forth the Original Filing in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1A, Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8, Financial Statements and Supplementary Data

Part II, Item 9A, Controls and Procedures

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-K/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Except as described above, no other information included in Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

Our Experience with Special Purpose Acquisition Companies (“SPACs”)

RTW sponsored Health Sciences Acquisitions Corporation’s (Nasdaq ticker: “HSAC”) $115 million initial public offering in May 2019. In October 2019, HSAC announced its business combination with Immunovant Sciences, Ltd. (“Immunovant”), a clinical-stage biopharmaceutical company focused on enabling normal lives for patients with autoimmune diseases. The closing of the business combination was finalized and announced in December 2019, and the ordinary shares of the combined company, Immunovant, Inc., were listed on Nasdaq under the ticker “IMVT”. HSAC and the subsequent business combination achieved several important milestones. HSAC closed its business combination with Immunovant 216 days after the initial public offering. Moreover, the HSAC-Immunovant SPAC achieved an IRR of 106% for ordinary shares and warrant shareholders from initial public offering to the closing of the business combination. Additionally, the business combination closed with zero redemptions from shareholders. Dr. Wong served as President, Chief Executive Officer and Chairman of HSAC, Dr. Yalamanchi served as Executive Vice President, Chief Financial Officer and a board member of HSAC, Alice Lee served as Vice President of Operations and as Secretary and Treasurer of HSAC, and Stephanie Sirota served as Vice President of Corporate Strategy and Corporate Communications of HSAC.

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

In this Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited balance sheet as of August 6, 2020 (ii) our audited financial statements as of December 31, 2020, and for the period from May 25, 2020 (inception) to December 31, 2020 and (iii) our unaudited interim financial statements as of September 30, 2020 and for the period from May 25, 2020 (inception) through September 30, 2020.

In preparation of our unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, we concluded we should restate our financial statements to classify all redeemable ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of us require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of our redeemable ordinary shares in permanent equity, or total stockholders’ equity. Although we did not specify a maximum redemption threshold, our Amended and Restated Memorandum and Articles of Association currently provides that we will not redeem our public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. We revised this interpretation to include temporary equity in net tangible assets.

As a result of the foregoing, the Audit Committee of the Company, in consultation with its management, concluded that our previously issued (i) audited balance sheet as of August 6, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2020 (the “Post-IPO Balance Sheet”), (ii) unaudited condensed financial statements as of and for the quarterly period ended September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020 (iii) audited annual financial statements as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2021 (iv) unaudited condensed financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021, (v) unaudited condensed financial statements as of and for the quarterly period ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021; (iv) a section within footnote 2 to unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, and Item 4 included, reported in the Q3 2021 10-Q as filed with the SEC, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and change the earnings per share presentation, and should no longer be relied upon.

The identified errors had no effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 16,000,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from May 25, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of its Public Shares and related earnings per share calculations were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of August 6, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and the Company’s interim financial statements and notes for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of ordinary shares subject to possible redemption, ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of this Annual Report on Form 10-K had not yet been identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Dated: March 31, 2022	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roderick Wong	President, Chief Executive Officer and Chairman of the Board	March 31, 2022
Roderick Wong, MD	(Principal Executive Officer)

/s/ Naveen Yalamanchi	Executive Vice President, Chief Financial Officer and director	March 31, 2022
Naveen Yalamanchi, MD	(Principal Accounting and Financial Officer)

/s/ Pedro Granadillo	Director	March 31, 2022
Pedro Granadillo

/s/ Michael Brophy	Director	March 31, 2022
Michael Brophy

/s/ Stuart Peltz	Director	March 31, 2022
Stuart Peltz

/s/ Carsten Boess	Director	March 31, 2022
Carsten Boess

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 3, 2020, by and between Registrant and Chardan Capital Markets LLC, (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

4.2	Form of Warrants (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

10.1	Letter Agreements, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.2	Investment Management Trust Agreement, dated August 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.3	Escrow Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.4	Registration Rights Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.5	Indemnity Agreement, dated August 3, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.6	Private Placement Warrants Subscription Agreement, dated August 3, 2020, among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.7	Administrative Support Agreement, dated August 3, 2020, among the Registrant and the Initial Stockholders and Oppenheimer & Co. Inc.. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

10.8	Purchase Agreement, dated August 3, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

HEALTH SCIENCES ACQUISITIONS CORPRATION 2

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Health Sciences Acquisitions Corporation 2

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Health Sciences Acquisitions Corporation 2 (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from May 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

March 9, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is March 31, 2022

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

BALANCE SHEET

December 31, 2020

(As Restated – See Note 2)

Assets:
Current assets:
Cash	$2,026,822
Prepaid expenses	122,478
Total current assets	2,149,300
Investments held in Trust Account	160,006,444
Total Assets	$162,155,744

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$13,810
Accrued expenses	105,146
Total current liabilities	118,956
Deferred underwriting commissions in connection with the initial public offering	5,600,000
Total liabilities	5,718,956

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 16,000,000 shares issued and outstanding at $10.00 per share redemption value	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding	445
Additional paid-in capital	-
Accumulated deficit	(3,563,657)
Total shareholders’ deficit	(3,563,212)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$162,155,744

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENT OF OPERATIONS

(As Restated – See Note 2)

For the Period from May 25, 2020 (inception) through December 31, 2020

Operating expenses
General and administrative expenses	$129,986
Administrative fee - related party	50,000
Total operating expenses	179,986
Net gain from investments held in Trust Account	6,444
Net loss	$(173,542)

Weighted average shares outstanding of ordinary shares, basic and diluted	15,791,091

Basic and diluted net loss per share, ordinary shares	$(0.01)

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(As Restated – See Note 2)

For the Period from May 25, 2020 (inception) through December 31, 2020

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - May 25, 2020 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	4,000,000	400	28,350	-	28,750
Sale of private placement shares and private placement warrants to Sponsor in a private placement	450,000	45	5,999,955	-	6,000,000
Accretion of ordinary shares subject to possible redemption to redemption value	-	-	(6,028,305)	(3,390,115)	(9,418,420)
Net loss	-	-	-	(173,542)	(173,542)
Balance - December 31, 2020	4,450,000	$445	$-	$(3,563,657)	$(3,563,212)

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENT OF CASH FLOWS

(As Restated – See Note 2)

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

The Company will provide its holder of the Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per ordinary share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts.

Note 2—Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 10, 2021, to classify all redeemable ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its redeemable ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses to all of its ordinary shares instead of two-class method. This presentation contemplates a Business Combination as the most likely outcome.

As a result, the Company restated its previously filed financial statements to present all redeemable ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. This resulted in an adjustment to the initial carrying value of the Public Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on August 12, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with an amendment the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the 2020 Affected Periods is presented below.

	As of December 31, 2020
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Total Assets	$162,155,744	$-	$162,155,744
Total liabilities	$5,718,956	$-	$5,718,956
Ordinary shares subject to possible redemption	151,436,780	8,563,220	160,000,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Ordinary shares	531	(86)	445
Additional paid-in-capital	5,173,019	(5,173,019)	-
Accumulated deficit	(173,542)	(3,390,115)	(3,563,657)
Total shareholders’ equity (deficit)	5,000,008	(8,563,220)	(3,563,212)
Total liabilities, ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$162,155,744	$-	$162,155,744
Number of Public Shares subject to redemption	15,143,678	856,322	16,000,000
Number of Ordinary Shares non-redeemable	5,306,322	(856,322)	4,450,000

	For the Period from May 25, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Net loss	$(173,542)	$-	$(173,542)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	(16,000,000)	-
Basic and diluted net loss per Public Share	$-	$-	$-
Weighted average shares outstanding of Founder Shares, basic and diluted	4,326,471	(4,326,471)	-
Basic and diluted net loss per Founder Share	$(0.04)	$0.04	$-
Weighted average shares outstanding of ordinary shares, basic and diluted	-	15,791,091	15,791,091
Basic and diluted net loss per ordinary share	$-	$(0.01)	$(0.01)

	For the Period from May 25, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of ordinary shares subject to possible redemption	$151,570,900	$(151,570,900)	$-
Change in fair value of ordinary shares subject to possible redemption	$(134,120)	$134,120	$-

The change in the carrying value of the redeemable shares of the ordinary shares in the Post-IPO Balance Sheet resulted in a decrease of approximately $5.0 million in additional paid-in capital and an increase of approximately $3.4 million to accumulated deficit, as well as a reclassification of 842,910 ordinary shares from permanent equity to temporary equity as presented below.

	As of August 6, 2020
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Total Assets	$162,687,350	$-	$162,687,350
Total liabilities	$6,116,445	$-	$6,116,445
Ordinary shares subject to possible redemption	151,570,900	8,429,100	160,000,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Ordinary shares	529	(84)	445
Additional paid-in-capital	5,038,901	(5,038,901)	-
Accumulated deficit	(39,425)	(3,390,115)	(3,429,540)
Total shareholders’ equity (deficit)	5,000,005	(8,429,100)	(3,429,095)
Total liabilities, ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$162,687,350	$-	$162,687,350
Number of Public Shares subject to redemption	15,157,090	842,910	16,000,000
Number of Ordinary Shares non-redeemable	5,292,910	(842,910)	4,450,000

In addition, see Note 12 – Quarterly Financial Information where the unaudited interim periods are presented as restated.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the 2020 Affected Periods are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of December 31, 2020, 16,000,000 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from May 25, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Note 4—Initial Public Offering

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

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

Note 8—Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 20,450,000 ordinary shares outstanding, 16,000,000 of which were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$160,000,000
Less:
Offering costs allocated to Public Shares	(9,418,420)
Plus:
Accretion on ordinary shares to redemption value	9,418,420
Ordinary shares subject to possible redemption	$160,000,000

Note 9—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2020, there are no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares was subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of December 31, 2020, there were 20,450,000 ordinary shares issued or outstanding, including 16,000,000 ordinary shares subject to possible redemption.

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

Note 10—Fair Value Measurements

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

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the restatements in Note 2, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the financial statements.

Note 12—Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information as of and for the three months ended September 30, 2020 and for the period from May 25, 2020 (inception) through September 30, 2020 to reflect the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for this quarterly period ended September 30, 2020. The financial information that has been previously filed or otherwise reported is superseded by the information in this Annual Report, and the financial statements and related financial information for the period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total Assets	$162,200,347	$-	$162,200,347
Total liabilities	$5,671,445	$-	$5,671,445
Ordinary shares subject to possible redemption	151,528,900	8,471,100	160,000,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Ordinary shares	530	(85)	445
Additional paid-in-capital	5,080,900	(5,080,900)	-
Accumulated deficit	(81,428)	(3,390,115)	(3,471,543)
Total shareholders’ equity (deficit)	5,000,002	(8,471,100)	(3,471,098)
Total liabilities, ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$162,200,347	$-	$162,200,347
Number of Public Shares subject to redemption	15,152,890	847,110	16,000,000
Number of Ordinary Shares non-redeemable	5,297,110	(847,110)	4,450,000

	For the Three Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(66,214)	$-	$(66,214)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	(16,000,000)	-
Basic and diluted net loss per Public Share	$-	$-	$-
Weighted average shares outstanding of Founder Shares, basic and diluted	4,273,916	(4,273,916)	-
Basic and diluted net loss per Founder Share	$(0.02)	$0.02	$-
Weighted average shares outstanding of ordinary shares, basic and diluted	-	13,808,885	13,808,885
Basic and diluted net loss per ordinary share	$-	$-	$(0.00)

	For the Period from May 25, 2020 (Inception) through September 30, 2020
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(81,428)	$-	$(81,428)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	(16,000,000)	-
Basic and diluted net loss per Public Share	$-	$-	$-
Weighted average shares outstanding of Founder Shares, basic and diluted	4,225,000	(4,225,000)	-
Basic and diluted net loss per Founder Share	$(0.02)	$0.02	$-
Weighted average shares outstanding of ordinary shares, basic and diluted	-	11,964,131	11,964,131
Basic and diluted net loss per ordinary share	$-	$(0.01)	$(0.01)

	For the Period from May 25, 2020 (Inception) through September 30, 2020
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of ordinary shares subject to possible redemption	$151,570,900	$(151,570,900)	$-
Change in fair value of ordinary shares subject to possible redemption	$(42,000)	$42,000	$-