Form 10-Q/A
period 2021-09-30
Health Sciences Acquisitions Corp 2
filed 2022-03-31
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Health Sciences Acquisition Corporation 2 (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Form 10-Q”).

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021, which included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“Initial Public Offering”) on August 6, 2020 (the “Public Shares”). As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by reclassifying all Public Shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Public Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses to all of its ordinary shares instead of two-class method. This presentation contemplates a Business Combination as the most likely outcome.

Previously, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on February 4, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 6, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2020 (the “Post-IPO Balance Sheet”), (ii) unaudited condensed financial statements as of and for the quarterly period ended September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020, (iii) audited annual financial statements as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2021 (iv) unaudited condensed financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021, (v) unaudited condensed financial statements as of and for the quarterly period ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, and (vi) a section within footnote 2 to unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, and Item 4 included, reported in the Original Form 10-Q as filed with the SEC, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and change the earnings per share presentation, and should no longer be relied upon.

As such, the Company is restating in this Form 10-Q/A the unaudited condensed financial statements for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021. The Post-IPO Balance Sheet, audited financial statements for the year ended December 31, 2020 and the unaudited condensed financial statements for the quarterly period ended September 30, 2020 were restated in the Amendment No. 1 to the Form 10-K/A for the period ended December 31, 2020.

The restatement did not have any impact on its cash position or cash held in the trust account established in connection with the Initial Public Offering.

After re-evaluation, the Company’s management has concluded that, in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of this filing.

This Amendment No. 1 on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, Financial Statements

Part I, Item 4, Controls and Procedures

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 2, Restatement of Previously Issued Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s unaudited condensed financial statements as of and for the period ended March 31, 2021 and as of and for the period ended June 30, 2021.

Except as described above, no other information included in Original Form 10-Q is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Form 10-Q. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and with our filings with the SEC subsequent to the Original Form 10-Q.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, and for the Nine Months ended September 30, 2021 and the Period from May 25, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and 2020, and for the Nine Months ended September 30, 2021 and for the Period from May 25, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from May 25, 2020 (Inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements (As Restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures (As Restated)	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,783,295	$2,026,822
Prepaid expenses	81,167	122,478
Total current assets	1,864,462	2,149,300
Investments held in Trust Account	160,018,413	160,006,444
Total Assets	$161,882,875	$162,155,744

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,655	$13,810
Accrued expenses	15,174	75,146
Accrued expenses - related party	120,000	30,000
Total current liabilities	136,829	118,956
Deferred underwriting commissions in connection with the initial public offering	5,600,000	5,600,000
Total liabilities	5,736,829	5,718,956

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 16,000,000 shares issued and outstanding at $10.00 per share redemption value as of September 30, 2021, and December 31, 2020	160,000,000	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding as of September 30, 2021, and December 31, 2020	445	445
Additional paid-in capital	-	-
Accumulated deficit	(3,854,399)	(3,563,657)
Total shareholders’ deficit	(3,853,954)	(3,563,212)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$161,882,875	$162,155,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
	For the Three Months Ended		For the Nine Months Ended	May 25, 2020 (Inception) through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses
General and administrative expenses	$64,445	$68,625	$212,711	$83,839
Administrative fee - related party	30,000	-	90,000	-
Loss from operations	(94,445)	(68,625)	(302,711)	(83,839)
Interest income from investments held in Trust Account	4,034	2,411	11,969	2,411
Net loss	$(90,411)	$(66,214)	$(290,742)	$(81,428)

Weighted average shares outstanding of ordinary shares, basic and diluted	20,450,000	13,808,885	20,450,000	11,964,131

Basic and diluted net loss per share, ordinary shares	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	4,450,000	$445	$-	$(3,563,657)	$(3,563,212)
Net loss	-	-	-	(108,002)	(108,002)
Balance - March 31, 2021 (unaudited, as restated)	4,450,000	445	-	(3,671,659)	(3,671,214)
Net loss	-	-	-	(92,329)	(92,329)
Balance - June 30, 2021 (unaudited, as restated)	4,450,000	445	-	(3,763,988)	(3,763,543)
Net loss	-	-	-	(90,411)	(90,411)
Balance - September 30, 2021 (unaudited)	4,450,000	$445	$-	$(3,854,399)	$(3,853,954)

For the Three Months Ended September 30, 2020, and for the Period from May 25, 2020 (Inception) through September 30, 2020

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - May 25, 2020 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	4,000,000	400	28,350	-	28,750
Net loss	-	-	-	(15,215)	(15,215)
Balance - June 30, 2020 (unaudited)	4,000,000	400	28,350	(15,215)	13,535
Sale of private placement shares and private placement warrants to Sponsor in a private placement	450,000	45	5,999,955	-	6,000,000
Accretion on ordinary shares subject to possible redemption amount	-	-	(6,028,305)	(3,390,115)	(9,418,420)
Net loss	-	-	-	(66,214)	(66,214)
Balance - September 30, 2020 (unaudited), (as restated)	4,450,000	$445	$-	$(3,471,544)	$(3,471,099)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Period from May 25, 2020 (inception) through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(290,742)	$(81,428)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(11,969)	(2,411)
Changes in operating assets and liabilities:
Prepaid expenses	41,311	(160,127)
Accounts payable	(12,155)	1,445
Accrued expenses	(59,972)	(5,000)
Accrued expenses - related party	90,000	-
Net cash used in operating activities	(243,527)	(247,521)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(160,000,000)
Net cash used in investing activities	-	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	28,750
Proceeds from note payable to related party	-	300,000
Repayment of note payable to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	160,000,000
Proceeds from private placement	-	6,000,000
Paid offering costs	-	(3,743,420)
Net cash provided by financing activities	-	162,285,330

Net change in cash	(243,527)	2,037,809
Cash - beginning of the period	2,026,822	-
Cash - end of the period	$1,783,295	$2,037,809

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$5,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

Note 1 - Description of Organization and Business Operations

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

The Company’s sponsor is HSAC 2 Holdings, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2020.  On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the issuance of 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of approximately $5.6 million in deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 450,000 ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, (for a total purchase price of $4.5 million), and (ii) 1,500,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds to the Company of $6.0 million (Note 5).

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per ordinary share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Placement Shares (collectively, “Founder Shares”) held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note issued to the Sponsor, which was repaid on August 7, 2020 (Note 6). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 - Restatement of Previously Reported Financial Statements

In the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, as filed with the SEC on November 12, 2021, the Company concluded it should restate its previously reported financial statements to classify all Public Shares subject to possible redemption in temporary equity. In accordance, ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net intangible assets. In connection with the change in presentation for the ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses to its ordinary shares instead of two-class method. This presentation contemplates a Business Combination as the most likely outcome.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Public Shares subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and change in earnings per share. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash position, and net income (loss).

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021, statement of operations and statement of cash flows for the quarter ended March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total Assets	$162,103,252	$-	$162,103,252
Total liabilities	$5,774,466	$-	$5,774,466
Ordinary shares subject to possible redemption	151,328,780	8,671,220	160,000,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Ordinary shares	532	(87)	445
Additional paid-in-capital	5,281,018	(5,281,018)	-
Accumulated deficit	(281,544)	(3,390,115)	(3,671,659)
Total shareholders’ equity (deficit)	5,000,006	(8,671,220)	(3,671,214)
Total liabilities, ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$162,103,252	$-	$162,103,252
Number of Public Shares subject to redemption	15,132,878	867,122	16,000,000
Number of Ordinary Shares non-redeemable	5,317,122	(867,122)	4,450,000

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Net loss	$(108,002)	$-	$(108,002)
Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	(16,000,000)	-
Basic and diluted net loss per Public Share	$-	$-	$-
Weighted average shares outstanding of Founder Shares, basic and diluted	4,450,000	(4,450,000)	-
Basic and diluted net loss per Founder Share	$(0.03)	$0.03	$-
Weighted average shares outstanding of ordinary shares, basic and diluted	-	20,450,000	20,450,000
Basic and diluted net loss per ordinary share	$-	$(0.01)	$(0.01)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of ordinary shares subject to possible redemption	$(107,999)	$107,999	$-

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021, statements of operations for the three and six months ended June 30, 2021, and statement of cash flows for the six months ended June 30, 2021:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total Assets	$162,031,351	$-	$162,031,351
Total liabilities	$5,794,894	$-	$5,794,894
Ordinary shares subject to possible redemption	151,236,450	8,763,550	160,000,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Ordinary shares	533	(88)	445
Additional paid-in-capital	5,373,347	(5,373,347)	-
Accumulated deficit	(373,873)	(3,390,115)	(3,763,988)
Total shareholders’ equity (deficit)	5,000,007	(8,763,550)	(3,763,543)
Total liabilities, ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$162,031,351	$-	$162,031,351
Number of Public Shares subject to redemption	15,123,645	876,355	16,000,000
Number of Ordinary Shares non-redeemable	5,326,355	(876,355)	4,450,000

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Net loss	$(92,329)	$-	$(92,329)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	(16,000,000)	-
Basic and diluted net loss per Public Share	$-	$-	$-
Weighted average shares outstanding of Founder Shares, basic and diluted	4,450,000	(4,450,000)	-
Basic and diluted net loss per Founder Share	$(0.02)	$0.02	$-
Weighted average shares outstanding of ordinary shares, basic and diluted	-	20,450,000	20,450,000
Basic and diluted net loss per ordinary share	$-	$-	$(0.00)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Net loss	$(200,331)	$-	$(200,331)

Weighted average shares outstanding of Public Shares, basic and diluted	16,000,000	(16,000,000)	-
Basic and diluted net loss per Public Share	$-	$-	$-
Weighted average shares outstanding of Founder Shares, basic and diluted	4,450,000	(4,450,000)	-
Basic and diluted net loss per Founder Share	$0.05	$(0.05)	$-
Weighted average shares outstanding of ordinary shares, basic and diluted	-	20,450,000	20,450,000
Basic and diluted net loss per ordinary share	$-	$(0.01)	$(0.01)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of ordinary shares subject to possible redemption	$(200,330)	$200,330	$-

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of Presentation and Summary of Significant Account Policies

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

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to the carrying value of the Public Shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

Administrative support agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and the nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in expenses for these services which is recognized in the accompanying unaudited condensed statement of operations, respectively. As of September 30, 2021, and December 31, 2020, there were $120,000 and $30,000 in accrued expenses - related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Note 7 - Commitments and Contingencies

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

Note 8 - Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 20,450,000 ordinary shares outstanding, 16,000,000 of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Shareholders’ Deficit

Preference shares -The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there are no preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All ordinary shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares was subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering, and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of September 30, 2021, and December 31, 2020, there were 20,450,000 ordinary shares issued or outstanding, including 16,000,000 ordinary shares subject to possible redemption, respectively.

Private Warrants - Private Placement Warrants may only be exercised for a whole number of ordinary shares. The Private Placement Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Private Placement Warrants and a current prospectus relating to them is available and such ordinary shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances).

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

Note 10 - Fair Value Measurements

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

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events, other than the restatement discussed in Note 2, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A Amendment No. 1 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2022.

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

Administrative support agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three and the nine months ended September 30, 2021, we incurred $30,000 and $90,000 in expenses for these services, respectively. As of September 30, 2021, and December 31, 2020, there were $120,000 and $30,000 in accrued expenses - related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and related earnings per share calculations were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of ordinary shares subject to possible redemption, ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of this Quarterly Report on Form 10-Q had not yet been identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex features of the ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

Item 6. Exhibits

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

Dated: March 31, 2022	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman