Form 10-K
period 2021-12-31
Health Sciences Acquisitions Corp 2
filed 2022-03-31
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $163.2 million.

As of March 23, 2022, 20,450,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

ii

part I

ITEM 1. BUSINESS

General

Health Sciences Acquisitions Corporation 2 (“we,” “us,” or “our”) is a blank check company incorporated on May 25, 2020 as a Cayman Islands exempted company. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting companies domiciled in North America or Europe that are developing assets in the biopharma and medical technology sectors, which aligns with our management team’s experience in healthcare investing and drug development.

Our Sponsor and Competitive Advantages

HSAC 2 Holdings, LLC, our sponsor (the “sponsor”), is an affiliate of RTW Investments, LP, or RTW, a New York based financial firm managing approximately $8.7 billion of regulatory assets under management, as of December 31, 2020. RTW was formed in 2009 by Roderick Wong, MD, and has garnered a reputation as a leading capital provider to healthcare industry entrepreneurs and academic investigators due to its investment expertise, deep industry relationships, benevolent activism, and long-standing track record.

Our management team is led by Dr. Roderick Wong and Dr. Naveen Yalamanchi, Chief Investment Officer and Portfolio Manager of RTW, respectively. Drs. Wong and Yalamanchi have more than 31 years of combined experience in healthcare investing. Dr. Wong’s specialization lies within the biopharma area, and Dr. Yalamanchi’s focus lies within the medical technology sector, including, but not limited to, device and diagnostic companies.

We believe that our company’s philosophical alignment with RTW, and our ability to leverage the rigorous and comprehensive scientific and financial analysis that RTW is known for, provides us with a strong competitive advantage. RTW focuses on identifying transformational innovations across the life sciences space, specifically backing scientific programs that have the potential to disrupt the current standard of care in their respective disease areas. RTW’s screening process has been honed by Dr. Wong throughout his over 15-year tenure as an investment management professional.

RTW invests in healthcare companies across the public/private spectrum, supporting investments through multiple stages of their respective life cycles. To date, RTW has not only delivered attractive financial returns to investors but has also successfully supported companies through the U.S. Food and Drug Administration, or FDA, approval process and the commercialization of six commercially available drugs.

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

RTW’s team is comprised of 60 individuals, over 40% of whom have medical or advanced scientific training and/or legal or investment banking experience, all of which enable a deeply differentiated approach to research, idea generation, and deal execution. Complementing RTW’s outstanding scientific perspicacity and industry relationships is RTW’s business team, whose members bring valuable experiences as a life sciences attorney, industry operators, consultants and investment bankers, who are actively engaging with banks and academic institutions, sophisticated family offices and institutional investors, while cultivating strong relationships and expanding our network of key contacts and syndicate partners. We believe the well-roundedness of the team, strengthened by strong ties across industry, academia, banking platforms, and unaffiliated investor relationships, will enhance our management team’s ability to source viable prospective target businesses, capitalize them, and ensure public-market readiness.

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

With respect to the foregoing examples, past performance by our management team or RTW, including with respect to Health Sciences Acquisitions Corporation, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s or RTW’s performance as indicative of our future performance.

Our Experience with Special Purpose Acquisition Companies (“SPACs”)

RTW sponsored Health Sciences Acquisitions Corporation’s (Nasdaq: HSAC) $115 million initial public offering in May 2019. In December 2019, HSAC completed its business combination with Immunovant Sciences, Ltd. (“Immunovant”), a clinical-stage biopharmaceutical company focused on enabling normal lives for patients with autoimmune diseases, and is now publicly listed on Nasdaq as Immunovant, Inc. (Nasdaq: IMVT). HSAC and the subsequent business combination achieved several important milestones. HSAC closed its business combination with Immunovant 216 days after the initial public offering. Moreover, the HSAC-Immunovant SPAC achieved an IRR of 106% for ordinary shares and warrant shareholders from initial public offering to the closing of the business combination. Additionally, the business combination closed with zero redemptions from shareholders. Dr. Wong served as President, Chief Executive Officer and Chairman of HSAC, Dr. Yalamanchi served as Executive Vice President, Chief Financial Officer and a board member of HSAC, Alice Lee served as Vice President of Operations and as Secretary and Treasurer of HSAC, and Stephanie Sirota served as Vice President of Corporate Strategy and Corporate Communications of HSAC.

Our Board of Directors and Management

Roderick Wong, MD, has served as our President and Chief Executive Officer since June 2020 and as a member of our board of directors since our inception. Dr. Wong has more than 16 years of healthcare investing experience. Since 2009, he has served as Managing Partner and Chief Investment Officer of RTW. Prior to forming RTW, Dr. Wong was a Managing Director and sole Portfolio Manager for the Davidson Kempner Healthcare Funds. Prior to joining Davidson Kempner, Dr. Wong held various healthcare investment and research roles at Sigma Capital Partners and Cowen & Company. Dr. Wong served as Chairman of the board of directors of Health Sciences Acquisitions Corporation (“HSAC”) and its Chief Executive Officer from January 2019 until December 2019. Other current and previous directorships include: Rocket Pharmaceuticals, Inc., where he serves as Chairman, a position he has held since Rocket’s inception in July 2015; Attune Pharmaceuticals, a portfolio company of RTW, where he has served as a director since June 2018; Landos Biopharma and Ji Xing Pharmaceuticals, portfolio companies of RTW, where he has served as director since 2019, and NiKang Therapeutics, a portfolio company of RTW, where he has served as a director since September 2020. Dr. Wong previously served on the board of directors of Penwest Pharmaceuticals in 2010 and Avidity Biosciences from 2019 until August 2021. He simultaneously received an MD from the University of Pennsylvania Medical School and an MBA from Harvard Business School, and graduated Phi Beta Kappa with a BS in Economics from Duke University.

Naveen Yalamanchi, MD, has served as our Executive Vice President and Chief Financial Officer and as a member of our board of directors since June 2020. Dr. Yalamanchi has more than 15 years of healthcare investment and research experience. Since 2015, Dr. Yalamanchi has been a Partner and Portfolio Manager at RTW. Prior to joining RTW, Dr. Yalamanchi was Vice President and Co-Portfolio Manager at Calamos Arista Partners, a subsidiary of Calamos Investments, a position he held from 2011 to 2015. Prior to joining Calamos Arista Partners, Dr. Yalamanchi held various healthcare investment roles at Millennium Management and Davidson Kempner Capital Management, where he worked with Dr. Wong. Dr. Yalamanchi graduated Phi Beta Kappa with a BS in Biology from the Massachusetts Institute of Technology and received an MD from the Stanford University School of Medicine. He completed his surgical internship at UCLA Medical Center. Dr. Yalamanchi served as Vice President and Chief Financial Officer of HSAC from January 2019 until December 2019 and as a director of HSAC from December 2018 until December 2019. Other prior and current directorships include: Rocket Pharmaceuticals, Inc., where he has served as a director since Rocket’s inception in July 2015, and Ancora Heart and Magnolia Medical Technologies, portfolio companies of RTW, where Dr. Yalamanchi serves as an observer to the board of directors.

Alice Lee, JD, has served as our Vice President of Operations and as our Secretary and Treasurer since June 2020. Ms. Lee has served as RTW’s Senior Counsel since October 2017 and Chief Compliance Officer from February 2019 to February 2021 and has more than a decade of experience advising life sciences companies in corporate and transactional matters. Prior to joining RTW, she most recently served as a senior associate in the Life Sciences practice at Ropes & Gray LLP from 2015 to 2017. Prior to that, she worked in the Intellectual Property Transactions and Technology practice at Sullivan & Cromwell LLP from 2010 to 2015, and she began her legal career in the Mergers & Acquisitions practice at Cravath, Swaine & Moore LLP. Ms. Lee served as Vice President of Operations of HSAC from January 2019 until December 2019. Ms. Lee received her law degree from Columbia Law School, where she served as a Senior Editor of Columbia Law Review and was a Harlan Fiske Stone Scholar. She earned an MS from Stanford University in Computer Science (with an emphasis in Bioinformatics), completed two years of pre-clinical coursework at the Stanford University School of Medicine, where she was an MD candidate, and graduated Phi Beta Kappa and summa cum laude with a BA in Philosophy from Columbia University. Prior to law school, Ms. Lee worked as a computational biologist at the H. Lee Moffitt Cancer Center & Research Institute at the University of South Florida and co-authored “The promise of gene signatures in cancer diagnosis and prognosis” included in the Encyclopedia of Genetics, Genomics, Proteomics and Bioinformatics and “Fundamentals of Cancer Genomics and Proteomics” included in Surgery: Basic Science and Clinical Evidence. She also worked as a software development engineer intern at Amazon.com.

Stephanie A. Sirota has served as our Vice President of Corporate Strategy and Corporate Communications since June 2020. Ms. Sirota has served as RTW’s Chief Business Officer since 2012 and as a Partner since 2014. Ms. Sirota is responsible for strategy and oversight of RTW’s business development and strategic partnerships with counterparties including limited partners, banks and academic institutions. She is also responsible for shaping the firm’s governance policies underscoring impact and sustainability. Ms. Sirota has more than a decade of deal experience in financial services. Prior to joining RTW, from 2006 to 2010, she served as a director at Valhalla Capital Advisors, a macro and commodity investment manager. From 2000 to 2003, Ms. Sirota worked in the New York and London offices of Lehman Brothers, where she advised on various mergers & acquisitions, IPOs, and capital market financing transactions with a focus on cross-border transactions for the firm’s global corporate clients. She began her career on the Fixed Income trading desk at Lehman Brothers, structuring derivatives for municipal issuers from 1997 to 1999. Ms. Sirota served as Vice President of Corporate Strategy of HSAC from January 2019 until December 2019. Other current directorships include RTW Venture Fund Limited (LSE: “RTW”), where Ms. Sirota has served as a director since October 2019. Ms. Sirota graduated with honors from Columbia University and also received an MS from the Columbia Graduate School of Journalism. She has contributed to Fortune Magazine and ABCNews.com. Ms. Sirota is a supporter of the arts, science, and children’s initiatives. She serves as Co-Chairman of the Council of the Phil at the New York Philharmonic. She also serves as President of RTW Charitable Foundation.

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

Carsten Boess has served as our director since August 2020. Mr. Boess has served as a director for Rocket Pharmaceuticals, Inc. since January 2016, Avidity Biosciences since April 2020, and Achilles Therapeutics since April 2020. Previously, Mr. Boess was the Executive Vice President of Corporate Affairs at Kiniksa Pharmaceuticals, Ltd. from August 2015 until February 2020. Before Kiniksa, Mr. Boess was the Chief Financial Officer at Alexion Pharmaceuticals from 2004 to 2005 and the Senior Vice President and Chief Financial Officer at Synageva BioPharma Corp. from 2011 until the company’s acquisition by Alexion Pharmaceuticals in 2015. Previously, Mr. Boess served in multiple roles with increasing responsibility at Insulet Corporation, including Chief Financial Officer from 2006 to 2009 and Vice President of International Operations from 2009 to 2011. Prior to that, Mr. Boess served as Executive Vice President of Finance at Serono Inc. from 2005 to 2006. In addition, he was a member of the Geneva-based World Wide Executive Finance Management Team while at Serono. Mr. Boess also held several financial executive roles at Novozymes of North America and Novo Nordisk in France, Switzerland and China. During his tenure at Novo Nordisk, he served on Novo Nordisk’s Global Finance Board. Mr. Boess received a Bachelor’s degree and Master’s degree in Economics and Finance, specializing in Accounting and Finance from the University of Odense, Denmark.

Stuart Peltz, PhD, has served as our director since August 2020. Dr. Peltz founded PTC Therapeutics in 1998 and has served as Chief Executive Officer and a member of the board of directors since our inception. Prior to founding PTC, Dr. Peltz was a Professor in the Department of Molecular Genetics & Microbiology at the Robert Wood Johnson Medical School, Rutgers University. Dr. Peltz currently serves as a director of the Biotechnology Industry Organization (BIO) and serves on BIO’s Emerging Companies Section Governing Board. Dr. Peltz received a Ph.D. from the McArdle Laboratory for Cancer Research at the University of Wisconsin.

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

●	have a scientific or other competitive advantage in the markets;

We intend to seek target companies that have significant competitive advantages and underexploited expansion opportunities that can benefit from access to additional capital as well as our industry relationships and expertise.

●	are ready to be public, with strong management, corporate governance and reporting policies in place; ’

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

●	will likely be well received by public investors and are expected to have good access to the public capital markets;

We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs.

●	have significant embedded and/or underexploited growth opportunities of which our team is uniquely positioned to identify and monetize;

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

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market;

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our shares, debt or a combination of these in effecting our initial business combination. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Except for the $10,000 per month administrative services fee paid to our sponsor, in no event will our initial shareholders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our initial shareholders or director nominees. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

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

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $128,000,000 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or initial shareholders. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or other initial shareholders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our shareholders.

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

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our ordinary shares for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

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

Our initial shareholders, including our officers and directors, have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares into the right to receive cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (3) not to sell any ordinary shares in any tender in connection with a proposed initial business combination.

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

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 40 10th Avenue, Floor 7, New York, NY 10014. The cost for this space is included in the $10,000 per-month fee (subject to deferral as described herein) payable to HSAC 2 Holdings, LLC, for office space, utilities and secretarial services. Our agreement with HSAC 2 Holdings, LLC provides that, commencing on the date that our ordinary shares were first listed on the Nasdaq Capital Market and until we consummate a business combination, such office space, as well as utilities and secretarial services, will be made available to us as may be required from time to time. We believe that the fee charged by HSAC 2 Holdings, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “HSAQ” on August 4, 2020.

Holders of Record

As of March 23, 2022, there were 20,450,000 of our ordinary shares issued and outstanding held by 6 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Our sponsor is HSAC 2 Holdings, LLC (the “Sponsor”).  The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, we consummated an Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of $5.6 million in deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment), $160.0 million ($10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We paid a total of $3.2 million in underwriting discounts and commissions (not including the $5.6 million deferred underwriting commission payable at the consummation of the initial Business Combination) and approximately $0.6 million for other costs and expenses related to our formation and the Initial Public Offering.

We will have until August 6, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, its liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in our company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders. The holders of the Insider Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to waive their liquidation rights with respect to the Insider Shares and Private Placement Shares held by them if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $1.8 million of cash in our operating account and working capital of approximately $1.6 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of 3,593,750 ordinary shares to the Sponsor, and a loan of $300,000 pursuant to a promissory note originally issued to our Sponsor on June 11, 2020 (the “Note”), which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us loans (the “Working Capital Loans”). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. We plan to complete a business combination by the mandatory liquidation date. However, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception to December 31, 2021 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the year ended December 31, 2021, we had a net loss of approximately $379,000 which consisted of approximately $275,000 in general and administrative expenses and related party administrative fees of $120,000, partially offset by approximately $16,000 of net income on the investments held in the Trust Account.

For the period from May 25, 2020 (inception) through December 31, 2020, we had a net loss of approximately $174,000, which consisted of approximately $130,000 in general and administrative expenses and related party administrative fees of $50,000, partially offset by approximately $6,000 of net income on the investments held in the Trust Account.

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

The Initial Shareholders have agreed not to transfer, assign or sell any of their Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per ordinary share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, and, with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of the initial Business Combination, or earlier in each case if, subsequent to the initial Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On June 11, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing, unsecured and due on the date we consummate the Initial Public Offering. We borrowed $300,000 under the Note, and repaid the Note in full on August 7, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan us the Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date of our prospectus, we agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021 and the period from May 25, 2020 (inception) through December 31, 2020, we incurred $120,000 and $50,000 in expenses for these services, respectively.

Contractual Obligations

Registration Rights

The holders of the Insider Shares, Private Placement Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants) are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Shares, Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans made to us can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus to purchase up to 2,086,956 additional ordinary shares at the Initial Public Offering price less the underwriting discounts and commissions. On August 6, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per share, or $3.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per share, or $5.6 million in the aggregate since the underwriters’ over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 16,000,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for year ended December 31, 2021 and the period from May 25, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 ( using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the Initial Public Offering and the Private Placement held in the Trust Account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of August 6, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and the Company’s interim financial statements and notes for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of ordinary shares subject to possible redemption, ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instrument. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Roderick Wong	44	President, Chief Executive Officer and Chairman
Naveen Yalamanchi	45	Executive Vice President, Chief Financial Officer and Director
Alice Lee	51	Vice President of Operations, Secretary and Treasurer
Stephanie A. Sirota	47	Vice President of Corporate Strategy and Corporate Communications
Pedro Granadillo	74	Director
Carsten Boess	56	Director
Stuart Peltz	62	Director
Michael Brophy	42	Director

Roderick Wong, MD, has served as our President and Chief Executive Officer since June 2020 and as a member of our board of directors since our inception. Dr. Wong has more than 16 years of healthcare investing experience. Since 2009, he has served as Managing Partner and Chief Investment Officer of RTW. Prior to forming RTW, Dr. Wong was a Managing Director and sole Portfolio Manager for the Davidson Kempner Healthcare Funds. Prior to joining Davidson Kempner, Dr. Wong held various healthcare investment and research roles at Sigma Capital Partners and Cowen & Company. Dr. Wong served as Chairman of the board of directors of Health Sciences Acquisitions Corporation (“HSAC”) and its Chief Executive Officer from January 2019 until December 2019. Other current and previous directorships include: Rocket Pharmaceuticals, Inc., where he serves as Chairman, a position he has held since Rocket’s inception in July 2015; Attune Pharmaceuticals, a portfolio company of RTW, where he has served as a director since June 2018; Landos Biopharma and Ji Xing Pharmaceuticals, portfolio companies of RTW, where he has served as director since 2019, and NiKang Therapeutics, a portfolio company of RTW, where he has served as a director since September 2020. Dr. Wong previously served on the board of directors of Penwest Pharmaceuticals in 2010 and Avidity Biosciences from 2019 until August 2021. He simultaneously received an MD from the University of Pennsylvania Medical School and an MBA from Harvard Business School, and graduated Phi Beta Kappa with a BS in Economics from Duke University.

Naveen Yalamanchi, MD, has served as our Executive Vice President and Chief Financial Officer and as a member of our board of directors since June 2020. Dr. Yalamanchi has more than 15 years of healthcare investment and research experience. Since 2015, Dr. Yalamanchi has been a Partner and Portfolio Manager at RTW. Prior to joining RTW, Dr. Yalamanchi was Vice President and Co-Portfolio Manager at Calamos Arista Partners, a subsidiary of Calamos Investments, a position he held from 2011 to 2015. Prior to joining Calamos Arista Partners, Dr. Yalamanchi held various healthcare investment roles at Millennium Management and Davidson Kempner Capital Management, where he worked with Dr. Wong. Dr. Yalamanchi graduated Phi Beta Kappa with a BS in Biology from the Massachusetts Institute of Technology and received an MD from the Stanford University School of Medicine. He completed his surgical internship at UCLA Medical Center. Dr. Yalamanchi served as Vice President and Chief Financial Officer of HSAC from January 2019 until December 2019 and as a director of HSAC from December 2018 until December 2019. Other prior and current directorships include: Rocket Pharmaceuticals, Inc., where he has served as a director since Rocket’s inception in July 2015, and Ancora Heart and Magnolia Medical Technologies, portfolio companies of RTW, where Dr. Yalamanchi serves as an observer to the board of directors.

Alice Lee, JD, has served as our Vice President of Operations and as our Secretary and Treasurer since June 2020. Ms. Lee has served as RTW’s Senior Counsel since October 2017 and Chief Compliance Officer from February 2019 to February 2021 and has more than a decade of experience advising life sciences companies in corporate and transactional matters. Prior to joining RTW, she most recently served as a senior associate in the Life Sciences practice at Ropes & Gray LLP from 2015 to 2017. Prior to that, she worked in the Intellectual Property Transactions and Technology practice at Sullivan & Cromwell LLP from 2010 to 2015, and she began her legal career in the Mergers & Acquisitions practice at Cravath, Swaine & Moore LLP. Ms. Lee served as Vice President of Operations of HSAC from January 2019 until December 2019. Ms. Lee received her law degree from Columbia Law School, where she served as a Senior Editor of Columbia Law Review and was a Harlan Fiske Stone Scholar. She earned an MS from Stanford University in Computer Science (with an emphasis in Bioinformatics), completed two years of pre-clinical coursework at the Stanford University School of Medicine, where she was an MD candidate, and graduated Phi Beta Kappa and summa cum laude with a BA in Philosophy from Columbia University. Prior to law school, Ms. Lee worked as a computational biologist at the H. Lee Moffitt Cancer Center & Research Institute at the University of South Florida and co-authored “The promise of gene signatures in cancer diagnosis and prognosis” included in the Encyclopedia of Genetics, Genomics, Proteomics and Bioinformatics and “Fundamentals of Cancer Genomics and Proteomics” included in Surgery: Basic Science and Clinical Evidence. She also worked as a software development engineer intern at Amazon.com.

Stephanie A. Sirota has served as our Vice President of Corporate Strategy and Corporate Communications since June 2020. Ms. Sirota has served as RTW’s Chief Business Officer since 2012 and as a Partner since 2014. Ms. Sirota is responsible for strategy and oversight of RTW’s business development and strategic partnerships with counterparties including limited partners, banks and academic institutions. She is also responsible for shaping the firm’s governance policies underscoring impact and sustainability. Ms. Sirota has more than a decade of deal experience in financial services. Prior to joining RTW, from 2006 to 2010, she served as a director at Valhalla Capital Advisors, a macro and commodity investment manager. From 2000 to 2003, Ms. Sirota worked in the New York and London offices of Lehman Brothers, where she advised on various mergers & acquisitions, IPOs, and capital market financing transactions with a focus on cross-border transactions for the firm’s global corporate clients. She began her career on the Fixed Income trading desk at Lehman Brothers, structuring derivatives for municipal issuers from 1997 to 1999. Ms. Sirota served as Vice President of Corporate Strategy of HSAC from January 2019 until December 2019. Other current directorships include RTW Venture Fund Limited (LSE: “RTW”), where Ms. Sirota has served as a director since October 2019. Ms. Sirota graduated with honors from Columbia University and also received an MS from the Columbia Graduate School of Journalism. She has contributed to Fortune Magazine and ABCNews.com. Ms. Sirota is a supporter of the arts, science, and children’s initiatives. She serves as Co-Chairman of the Council of the Phil at the New York Philharmonic. She also serves as President of RTW Charitable Foundation.

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

Carsten Boess has served as our director since August 2020. Mr. Boess has served as a director for Rocket Pharmaceuticals, Inc. since January 2016, Avidity Biosciences since April 2020, and Achilles Therapeutics since April 2020. Previously, Mr. Boess was the Executive Vice President of Corporate Affairs at Kiniksa Pharmaceuticals, Ltd. from August 2015 until February 2020. Before Kiniksa, Mr. Boess was the Chief Financial Officer at Alexion Pharmaceuticals from 2004 to 2005 and the Senior Vice President and Chief Financial Officer at Synageva BioPharma Corp. from 2011 until the company’s acquisition by Alexion Pharmaceuticals in 2015. Previously, Mr. Boess served in multiple roles with increasing responsibility at Insulet Corporation, including Chief Financial Officer from 2006 to 2009 and Vice President of International Operations from 2009 to 2011. Prior to that, Mr. Boess served as Executive Vice President of Finance at Serono Inc. from 2005 to 2006. In addition, he was a member of the Geneva-based World Wide Executive Finance Management Team while at Serono. Mr. Boess also held several financial executive roles at Novozymes of North America and Novo Nordisk in France, Switzerland and China. During his tenure at Novo Nordisk, he served on Novo Nordisk’s Global Finance Board. Mr. Boess received a Bachelor’s degree and Master’s degree in Economics and Finance, specializing in Accounting and Finance from the University of Odense, Denmark.

Stuart Peltz, PhD, has served as our director since August 2020. Dr. Peltz founded PTC Therapeutics in 1998 and has served as Chief Executive Officer and a member of the board of directors since our inception. Prior to founding PTC, Dr. Peltz was a Professor in the Department of Molecular Genetics & Microbiology at the Robert Wood Johnson Medical School, Rutgers University. Dr. Peltz currently serves as a director of the Biotechnology Industry Organization (BIO) and serves on BIO’s Emerging Companies Section Governing Board. Dr. Peltz received a Ph.D. from the McArdle Laboratory for Cancer Research at the University of Wisconsin.

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

Number and Terms of Office of Officers and Directors

Our board of directors has six members, four of whom are “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. We may not hold an annual general meeting until after we consummate our initial business combination.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our ordinary shares on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that Pedro Granadillo, Carsten Boess, Stuart Peltz, and Michael Brophy are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors, which consists of Carsten Boess, Pedro Granadillo, and Michael Brophy, each of whom is an independent director. Carsten Boess serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the board of directors consisting of Pedro Granadillo and Carsten Boess, each of whom is an independent director. Pedro Granadillo serves as chairman of the compensation committee. We adopted a Compensation Committee Charter, will detail the principal functions of the compensation committee, including:

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

Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Michael Brophy, Stuart Peltz, Carsten Boess, and Pedro Granadillo will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, extraordinary general meeting). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our memorandum and articles of association also permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 23, 2022, the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 23, 2022, we had 20,450,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of derivative securities that are not exercisable within 60 days of March 23, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
HSAC 2 Holdings, LLC (our sponsor)(2)	4,360,956	21.3%
Roderick Wong	0	0
Naveen Yalamanchi	0	0
Alice Lee	10,000		*
Stephanie A. Sirota	20,000		*
Pedro Granadillo	22,261		*
Carsten Boess	22,261		*
Stuart Peltz	22,261		*
Michael Brophy	22,261		*

All directors, executive officers and our sponsor as a group (eight individuals)	4,480,000	21.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 40 10th Ave., Floor 7, New York, New York 10014.

(2)	Our sponsor is governed by a board of directors consisting of three directors: Roderick Wong, Naveen Yalamanchi, and Alice Lee. Each director has one vote, and the approval of a majority of the directors is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

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

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the initial shareholders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

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

HSAC 2 Holdings, LLC purchased, pursuant to a written purchase agreement with us, an aggregate of (i) 450,000 ordinary shares, or “private shares,” at $10.00 per ordinary share (for a total purchase price of $4,500,000) and (ii) 1,500,000 warrants, or “private warrants,” at $1.00 per warrant (for a total purchase price of $1,500,000). These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering on August 6, 2020.

The private shares are identical to the ordinary shares sold in our initial public offering. However, our initial shareholders have agreed (A) to vote their founder shares, private shares and any public shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial business combination, an amendment to our memorandum and articles of association that would affect the substance or timing of the ability of public shareholders to exercise redemption rights as described herein or of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by August 6, 2022, unless we provide public shareholders an opportunity to redeem their public shares in conjunction with any such amendment, (C) not to redeem any shares, including founder shares, private shares and any public shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or sell any shares to us in any tender offer in connection with our proposed initial business combination, and (D) that the founder shares and private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

Each private warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per ordinary share, subject to adjustment as provided therein. The private warrants will become exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination. Each private warrant will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees.

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

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the private shares and private warrants (and underlying securities) and any shares our initial shareholders or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private shares, private warrants or warrants that may be issued upon conversion of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

On June 11, 2020, HSAC 2 Holdings, LLC, our sponsor, loaned us $300,000 to cover expenses related to our initial public offering. The loan was repaid without interest following the closing of the initial public offering.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for year ended December 31, 2021 and the period from May 25, 2020 (inception) to December 31, 2020 and of services rendered in connection with our initial public offering, totaled $65,920 and $87,035, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from May 25, 2020 (inception) to December 31, 2020, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During year ended December 31, 2021 and the period from May 25, 2020 (inception) to December 31, 2020, we paid Withum $4,120 and $0 tax fees, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the period from May 25, 2020 (inception) to December 31, 2020, we did not pay Withum any other fees.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	Financial Statements – The financial statements listed on the Index to Financial Statements

(2)	Financial Statement Schedules – Not applicable

(3)	Exhibits – The exhibits listed in the Exhibit Index

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 3, 2020, by and between Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
3.1	Amended & Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
4.3*	Description of Securities
10.1	Letter Agreements, dated August 3, 2020, among the Registrant and each of the initial shareholders, officers and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.2	Investment Management Trust Agreement, dated August 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.3	Share Escrow Agreement, dated August 3, 2020, among the Registrant, the initial shareholders of Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.4	Registration Rights Agreement, dated August 3, 2020, among the Registrant and the initial shareholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.5	Indemnity Agreements, dated August 3, 2020, among the Registrant and each of the officers and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.6	Subscription Agreement, dated August 3, 2020, between the Registrant and HSAC 2 Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.7	Administrative Services Agreement, dated August 3, 2020, between the Registrant and HSAC 2 Holdings, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
10.8	Purchase Agreement, dated August 3, 2020, between the Registrant and HSAC 2 Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on July 24, 2020)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Dated: March 31, 2022	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roderick Wong	President, Chief Executive Officer and Chairman of the Board	March 31, 2022
Roderick Wong	(Principal Executive Officer)

/s/ Naveen Yalamanchi	Executive Vice President, Chief Financial Officer and Director	March 31, 2022
Naveen Yalamanchi	(Principal Accounting and Financial Officer)

/s/ Pedro Granadillo	Director	March 31, 2022
Pedro Granadillo

/s/ Michael Brophy	Director	March 31, 2022
Michael Brophy

/s/ Stuart Peltz	Director	March 31, 2022
Stuart Peltz

/s/ Carsten Boess	Director	March 31, 2022
Carsten Boess

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and the Period from May 25, 2020 (Inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2021 and the Period from May 25, 2020 (Inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and the Period from May 25, 2020 (Inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Health Sciences Acquisitions Corporation 2

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Health Sciences Acquisitions Corporation 2 (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from May 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from May 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable complete a business combination by August 6, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$1,754,460	$2,026,822
Prepaid expenses	46,667	122,478
Total current assets	1,801,127	2,149,300
Investments held in Trust Account	160,022,447	160,006,444
Total Assets	$161,823,574	$162,155,744

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,388	$13,810
Accrued expenses	14,151	75,146
Accrued expenses - related party	150,000	30,000
Total current liabilities	165,539	118,956
Deferred underwriting commissions	5,600,000	5,600,000
Total liabilities	5,765,539	5,718,956

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 16,000,000 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and 2020	160,000,000	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding as of December 31, 2021 and 2020	445	445
Additional paid-in capital	-	-
Accumulated deficit	(3,942,410)	(3,563,657)
Total shareholders’ deficit	(3,941,965)	(3,563,212)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$161,823,574	$162,155,744

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from May 25, 2020 (Inception) through December 31, 2020
Operating expenses
General and administrative expenses	$274,756	$129,986
Administrative fee - related party	120,000	$50,000
Loss from operations	(394,756)	(179,986)
Interest income from investments held in Trust Account	16,003	6,444
Net loss	$(378,753)	$(173,542)

Weighted average shares outstanding of ordinary shares, basic and diluted	20,450,000	15,791,091

Basic and diluted net loss per ordinary share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - May 25, 2020 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	4,000,000	400	28,350	-	28,750
Sale of private placement shares and private placement warrants to Sponsor in a private placement	450,000	45	5,999,955	-	6,000,000
Accretion on ordinary shares subject to possible redemption amount	-	-	(6,028,305)	(3,390,115)	(9,418,420)
Net loss	-	-	-	(173,542)	(173,542)
Balance - December 31, 2020	4,450,000	445	-	(3,563,657)	(3,563,212)
Net loss	-	-	-	(378,753)	(378,753)
Balance - December 31, 2021	4,450,000	$445	$-	$(3,942,410)	$(3,941,965)

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from May 25, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(378,753)	$(173,542)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(16,003)	(6,444)
Changes in operating assets and liabilities:
Prepaid expenses	75,811	(122,478)
Accounts payable	(12,422)	13,810
Accrued expenses	(60,995)	30,146
Accrued expenses - related party	120,000	-
Net cash used in operating activities	(272,362)	(258,508)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(160,000,000)
Net cash used in investing activities	-	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	28,750
Proceeds from note payable to related party	-	300,000
Repayment of note payable to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	160,000,000
Proceeds from private placement	-	6,000,000
Paid offering costs	-	(3,743,420)
Net cash provided by financing activities	-	162,285,330

Net change in cash	(272,362)	2,026,822
Cash - beginning of the period	2,026,822	-
Cash - end of the period	$1,754,460	$2,026,822

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$75,000
Deferred underwriting commissions in connection with the initial public offering	$-	$5,600,000

The accompanying notes are an integral part of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Going Concern

Organization and General

Health Sciences Acquisitions Corporation 2 (the “Company”) was incorporated on May 25, 2020 in the Cayman Islands as a business company with limited liability and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to pursue prospective targets that are focused on healthcare innovation. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through December 31, 2021 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

Sponsor and Financing

The Company’s sponsor is HSAC 2 Holdings, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2020.  On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the issuance of 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of $5.6 million in deferred underwriting commissions (Note 6).

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $160.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a U.S. based trust account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

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

The Company will provide holders of the Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Placement Shares (collectively, “Founder Shares”) held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $1.8 million of cash in its operating account and working capital of approximately $1.6 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor, which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Management plans to complete a business combination by the mandatory liquidation date. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of December 31, 2021 and 2020, 16,000,000 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for year ended December 31, 2021 and the period from May 25, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 ( using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 Public Shares, including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of $5.6 million in deferred underwriting commissions.

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of (i) 450,000 Private Placement Shares at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), for an aggregate of $6.0 million from the Sponsor, generating gross proceeds to the Company of $6.0 million.

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

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On June 11, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the date the Company consummates the Initial Public Offering or the date on which the Company determines not to conduct the Initial Public Offering. The Company borrowed $300,000 under the Note and repaid the Note in full on August 7, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and the period from May 25, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $50,000 in expenses for these services, respectively. As of December 31, 2021 and 2020, $120,000 and $50,000 were due to the Sponsor and are included in accrued expenses – related party on the accompanying balance sheets, respectively.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

Purchase Agreement

The Sponsor has entered into an agreement with the Company to purchase an aggregate of 2,500,000 of the Company’s ordinary shares or their equivalent in the securities of a target company for an aggregate purchase price of $25.0 million prior to, concurrently with, or following the closing of the Business Combination, either in open market transactions (to the extent permitted by law) or in a private placement. The capital from such transaction may be used as part of the consideration to the sellers in the initial Business Combination, and any excess capital fund from such private placement would be used for working capital in the post-transaction company.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the Insider Shares, Private Placement Shares and Private Placement Warrants (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Shares, Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

Note 7 - Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 20,450,000 ordinary shares outstanding, 16,000,000 of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$160,000,000
Less:
Offering costs allocated to Public Shares	(9,418,420)
Plus:
Accretion on ordinary shares to redemption value	9,418,420
Ordinary shares subject to possible redemption	$160,000,000

Note 8—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there are no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. On June 11, 2020, the Company issued 3,593,750 ordinary shares. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Of the 4,000,000 ordinary shares outstanding, up to 521,739 of these ordinary shares were subject to forfeiture by the Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. On August 6, 2020, the Company consummated the Initial Public Offering and the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture. As of December 31, 2021 and 2020, there were 20,450,000 ordinary shares issued or outstanding, including 16,000,000 ordinary shares subject to possible redemption and classified as temporary equity.

Private Warrants — Private Placement Warrants may only be exercised for a whole number of ordinary shares. The Private Placement Warrants will become exercisable 30 days after the completion of a Business Combination; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Private Placement Warrants and a current prospectus relating to them is available and such ordinary shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances).

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments held in Trust Account - U.S. Treasury Securities	$160,022,447	$-	$-	$160,022,447

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Investments held in Trust Account - U.S. Treasury Securities	$160,006,444	$-	$-	$160,006,444

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for year ended December 31, 2021 and the period from May 25, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the financial statements.