Form 10-Q
period 2022-03-31
Health Sciences Acquisitions Corp 2
filed 2022-05-13
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of May 12, 2022, 20,450,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,418,880	$1,754,460
Prepaid expenses	71,292	46,667
Total current assets	1,490,172	1,801,127
Investments held in Trust Account	160,036,712	160,022,447
Total Assets	$161,526,884	$161,823,574

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$103,607	$1,388
Accrued expenses	202,931	14,151
Accrued expenses - related party	-	150,000
Total current liabilities	306,538	165,539
Deferred underwriting commissions	5,600,000	5,600,000
Total liabilities	5,906,538	5,765,539

Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 16,000,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	160,000,000	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	445	445
Additional paid-in capital	-	-
Accumulated deficit	(4,380,099)	(3,942,410)
Total shareholders’ deficit	(4,379,654)	(3,941,965)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$161,526,884	$161,823,574

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$421,954	$81,948
Administrative fee - related party	30,000	30,000
Loss from operations	(451,954)	(111,948)
Interest income from investments held in Trust Account	14,265	3,946
Net loss	$(437,689)	$(108,002)

Weighted average shares outstanding of ordinary shares, basic and diluted	20,450,000	20,450,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	4,450,000	$445	$-	$(3,942,410)	$(3,941,965)
Net loss	-	-	-	(437,689)	(437,689)
Balance - March 31, 2022 (unaudited)	4,450,000	$445	$-	$(4,380,099)	$(4,379,654)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	4,450,000	$445	$-	$(3,563,657)	$(3,563,212)
Net loss	-	-	-	(108,002)	(108,002)
Balance - March 31, 2021 (unaudited)	4,450,000	$445	$-	$(3,671,659)	$(3,671,214)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(437,689)	$(108,002)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(14,265)	(3,946)
Changes in operating assets and liabilities:
Prepaid expenses	(24,625)	(19,936)
Accounts payable	102,219	20,750
Accrued expenses	188,780	4,760
Accrued expenses - related party	(150,000)	30,000
Net cash used in operating activities	(335,580)	(76,374)

Net change in cash	(335,580)	(76,374)
Cash - beginning of the period	1,754,460	2,026,822
Cash - end of the period	$1,418,880	$1,950,448

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations and Going Concern

Organization and General

Health Sciences Acquisitions Corporation 2 (the “Company”) was incorporated on May 25, 2020 as a Cayman Islands exempted company for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to pursue prospective targets that are focused on healthcare innovation. The Company has neither engaged in any operations nor generated any operating revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through March 31, 2022 was related to the Company’s formation and its Initial Public Offering (as defined below), and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

Sponsor and Financing

The Company’s sponsor is HSAC 2 Holdings, LLC (the “Sponsor”). The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the issuance of 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of $5.6 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) with the Sponsor of (i) 450,000 ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share (for a total purchase price of $4.5 million), and (ii) 1,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds to the Company of $6.0 million (Note 4).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a U.S. based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Pursuant to stock exchange listing rules, the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions held in trust and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its ordinary shares with respect to more than 20% the ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

If a Business Combination has not been consummated by August 6, 2022 (the “Combination Period”), or such later time as the Company’s shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association, it will trigger the Company’s automatic winding up, liquidation and dissolution. If the Company does not consummate a Business Combination within the Combination Period, upon notice from the Company, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, the Company shall pay, or reserve for payment, from funds not held in the Trust Account, its liabilities and obligations, although the Company cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, the Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company and which have not executed a waiver agreement. However, the Company cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). The Company also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in the Company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of the Company’s assets to the Public Shareholders.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and the Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.4 million of cash in its operating account and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor, which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement, the Company’s liquidity needs have been satisfied with the net proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Management plans to complete a business combination by the mandatory liquidation date. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2-Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of March 31, 2022 and December 31, 2021, 16,000,000 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed financial statements.

Note 3-Initial Public Offering

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

Note 4-Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement with the Sponsor of (i) 450,000 Private Placement Shares at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds to the Company of $6.0 million.

Each Private Placement Warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per ordinary share. A portion of the proceeds from the Private Placement were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5-Related Party Transactions

Insider Shares

On June 11, 2020, the Company issued 3,593,750 ordinary shares to the Sponsor (the “Insider Shares”) for an aggregate purchase price of $28,750. On August 3, 2020, the Company effected a share dividend of 0.113043478 ordinary shares for each outstanding ordinary share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. The holders of the Insider Shares had agreed to forfeit an aggregate of up to 521,739 Insider Shares, on a pro rata basis, to the extent that the option to purchase additional ordinary shares is not exercised in full by the underwriters. On August 6, 2020, the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the registration statement relating to the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in expenses for these services. As of March 31, 2022 and December 31, 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying condensed balance sheets, respectively.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6-Commitments and Contingencies

Registration Rights

The holders of the Insider Shares, the Private Placement Shares, the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Shares, the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 7-Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,450,000 ordinary shares outstanding, 16,000,000 of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there are no preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,450,000 ordinary shares issued or outstanding, including 16,000,000 ordinary shares subject to possible redemption and classified as temporary equity.

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

Note 9-Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Investments held in Trust Account - money market funds	$160,036,712	$-	$-	$160,036,712

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments held in Trust Account - money market funds	$160,022,447	$-	$-	$160,022,447

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 and 2021.

Level 1 instruments include investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 25, 2020. We were formed for the purpose entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”). Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is HSAC 2 Holdings, LLC (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, we consummated an Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of $5.6 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) with the Sponsor of (i) 450,000 ordinary shares (the “Private Placement Shares”) at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds of $6.0 million.

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million ($10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid a total of $3.2 million in underwriting discounts and commissions (not including the $5.6 million deferred underwriting commissions payable at the consummation of the initial Business Combination) and approximately $0.6 million for other costs and expenses related to our formation and the Initial Public Offering.

We will have until August 6, 2022, or such later time as the Company’s shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, its liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in our company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders. The holders of the Insider Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to waive their liquidation rights with respect to the Insider Shares and the Private Placement Shares held by them if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $1.4 million of cash in our operating account and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of 3,593,750 ordinary shares to the Sponsor, and a loan of $300,000 pursuant to a promissory note originally issued to our Sponsor on June 11, 2020 (the “Note”), which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement, our liquidity needs have been satisfied with the net proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide us loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. We plan to complete a business combination by the mandatory liquidation date. However, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the condensed financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.

Results of Operations

Our entire activity from inception to March 31, 2022 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the three months ended March 31, 2022, we had a net loss of approximately $438,000 which consisted of approximately $422,000 in general and administrative expenses and related party administrative fees of $30,000, partially offset by approximately $14,000 of net income on the investments held in the Trust Account.

For the three months ended March 31, 2021, we had a net loss of approximately $108,000, which consisted of approximately $82,000 in general and administrative expenses and related party administrative fees of $30,000, partially offset by approximately $4,000 of net gain on the investments held in the Trust Account.

Related Party Transactions

Insider Shares

On June 11, 2020, we issued 3,593,750 ordinary shares to the Sponsor (the “Insider Shares”) for an aggregate purchase price of $28,750. On August 3, 2020, we effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. The holders of the Insider Shares had agreed to forfeit an aggregate of up to 521,739 Insider Shares, on a pro rata basis, to the extent that the option to purchase additional ordinary shares is not exercised in full by the underwriters. On August 6, 2020, the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture.

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

Related Party Loans

On June 11, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing, unsecured and due on the date we consummate the Initial Public Offering. We borrowed $300,000 under the Note and repaid the Note in full on August 7, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us the Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the registration statement relating to the Initial Public Offering, we agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, we incurred $30,000 in expenses for these services. As of March 31, 2022 and December 31, 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying condensed balance sheets, respectively.

Contractual Obligations

Registration Rights

The holders of the Insider Shares, the Private Placement Shares, the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Shares, the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans made to us can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the effective date of the registration statement relating to the Initial Public Offering to purchase up to 2,086,956 additional ordinary shares at the Initial Public Offering price less the underwriting discounts and commissions. On August 6, 2020, the underwriters fully exercised the over-allotment option.

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

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 16,000,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Pronouncements

Our management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of August 6, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and the Company’s interim financial statements and notes for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of ordinary shares subject to possible redemption, ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
*	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman