Form 10-Q
period 2022-06-30
Health Sciences Acquisitions Corp 2
filed 2022-08-15
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 11,212,117 ordinary shares, par value $0.0001 per share, were issued and outstanding.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,306,702	$1,754,460
Prepaid expenses	36,417	46,667
Total current assets	1,343,119	1,801,127
Investments held in Trust Account	160,239,964	160,022,447
Total Assets	$161,583,083	$161,823,574

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$170,657	$1,388
Accrued expenses	927,001	14,151
Accrued expenses - related party	-	150,000
Total current liabilities	1,097,658	165,539
Deferred underwriting commissions	5,600,000	5,600,000
Total liabilities	6,697,658	5,765,539

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 16,000,000 shares issued and outstanding at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	160,139,964	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	445	445
Additional paid-in capital	-	-
Accumulated deficit	(5,254,984)	(3,942,410)
Total shareholders’ deficit	(5,254,539)	(3,941,965)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$161,583,083	$161,823,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
General and administrative expenses	$908,173	$66,318	$1,330,127	$148,266
Administrative fee - related party	30,000	30,000	60,000	60,000
Loss from operations	(938,173)	(96,318)	(1,390,127)	(208,266)
Interest income from investments held in Trust Account	203,252	3,989	217,517	7,935
Net loss	$(734,921)	$(92,329)	$(1,172,610)	$(200,331)

Weighted average shares outstanding of ordinary shares, basic and diluted	20,450,000	20,450,000	20,450,000	20,450,000

Basic and diluted net loss per ordinary share	$(0.04)	$(0.00)	$(0.06)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIT

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	4,450,000	$445	$-	$(3,942,410)	$(3,941,965)
Net loss	-	-	-	(437,689)	(437,689)
Balance - March 31, 2022 (unaudited)	4,450,000	445	-	(4,380,099)	(4,379,654)
Increase in redemption value of ordinary shares subject to possible redemption	-	-	-	(139,964)	(139,964)
Net loss	-	-	-	(734,921)	(734,921)
Balance - June 30, 2022 (unaudited)	4,450,000	$445	$-	$(5,254,984)	$(5,254,539)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	4,450,000	$445	$-	$(3,563,657)	$(3,563,212)
Net loss	-	-	-	(108,002)	(108,002)
Balance - March 31, 2021 (unaudited)	4,450,000	445	-	(3,671,659)	(3,671,214)
Net loss	-	-	-	(92,329)	(92,329)
Balance - June 30, 2021 (unaudited)	4,450,000	$445	$-	$(3,763,988)	$(3,763,543)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,172,610)	$(200,331)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(217,517)	(7,935)
Changes in operating assets and liabilities:
Prepaid expenses	10,250	16,811
Accounts payable	169,269	5,525
Accrued expenses	912,850	10,413
Accrued expenses - related party	(150,000)	60,000
Net cash used in operating activities	(447,758)	(115,517)

Net change in cash	(447,758)	(115,517)
Cash - beginning of the period	1,754,460	2,026,822
Cash - end of the period	$1,306,702	$1,911,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through June 30, 2022 was related to the Company’s formation and its Initial Public Offering (as defined below), and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

Sponsor and Financing

The Company’s sponsor is HSAC 2 Holdings, LLC (the “Sponsor”). The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2020. On August 6, 2020, the Company consummated its Initial Public Offering of 16,000,000 ordinary shares (the “Public Shares”), including the issuance of 2,086,956 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $160.0 million, and incurring offering costs of approximately $9.4 million, inclusive of $5.6 million in deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) with the Sponsor of (i) 450,000 ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share (for a total purchase price of $4.5 million), and (ii) 1,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds to the Company of $6.0 million (see Note 4).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a U.S. based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination.

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

If a Business Combination has not been consummated by February 6, 2023 (taking into account the extension described in Note 10, the “Combination Period”), or such later time as the Company’s shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association, it will trigger the Company’s automatic winding up, liquidation and dissolution. If the Company does not consummate a Business Combination within the Combination Period, upon notice from the Company, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, the Company shall pay, or reserve for payment, from funds not held in the Trust Account, its liabilities and obligations, although the Company cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, the Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company and which have not executed a waiver agreement. However, the Company cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). The Company also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in the Company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of the Company’s assets to the Public Shareholders.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.3 million of cash in its operating account and working capital of approximately $245,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor, which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement, the Company’s liquidity needs have been satisfied with the net proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Management plans to complete a business combination by the mandatory liquidation date. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the then current Combination Period. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2-Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future periods.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of June 30, 2022 and December 31, 2021, 16,000,000 ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

The calculation of diluted net (loss) per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Income Taxes

ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the effective date of the registration statement relating to the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 in expenses for these services. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 in expenses for these services. As of June 30, 2022 and December 31, 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying condensed consolidated balance sheets, respectively.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7-Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,450,000 ordinary shares outstanding, 16,000,000 of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$160,000,000
Less:
Offering costs allocated to Public Shares	(9,418,420)
Plus:
Accretion on ordinary shares to redemption value	9,418,420
Ordinary shares subject to possible redemption as of December 31, 2021	160,000,000
Increase in redemption value of ordinary shares subject to possible redemption	139,964
Ordinary shares subject to possible redemption as of June 30, 2022	$160,139,964

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there are no preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,450,000 ordinary shares issued or outstanding, including 16,000,000 ordinary shares subject to possible redemption and classified as temporary equity.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9-Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Investments held in Trust Account - money market funds	$160,239,964	$-	$-	$160,239,964

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments held in Trust Account - money market funds	$160,022,447	$-	$-	$160,022,447

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2022 and 2021.

Level 1 instruments include investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements, except for the below.

Proposed Business Combination

On July 4, 2022, the Company entered into an agreement and plan of merger agreement (as amended on July 21, 2022, the “Merger Agreement”) with HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Orchestra BioMed, Inc., a Delaware corporation (“Orchestra”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Orchestra (the “Orchestra Business Combination”) will be effected in two steps. First, before the closing of the Orchestra Business Combination, the Company will deregister in the Cayman Islands and domesticate as a Delaware corporation. Second, at the closing of the Orchestra Business Combination, Merger Sub will merge with and into Orchestra, with Orchestra surviving such merger as the surviving entity (the “Merger”). Upon consummation of the Orchestra Business Combination, Orchestra will become a wholly owned subsidiary of the Company. The Company will then change its name to “Orchestra BioMed Holdings, Inc.”. The Company, after giving effect to the Orchestra Business Combination, will be referred to as “New Orchestra”.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, the Company and Orchestra entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with certain funds managed by RTW Investments, LP (the “RTW Funds”) and Covidien Group S.à.r.l., an affiliate of Medtronic plc (“Medtronic” and the RTW Funds, each a “Purchasing Party”), pursuant to which each of the Purchasing Parties agreed to purchase approximately $10.0 million of the Company’s ordinary shares, for a total of approximately $20.0 million, less the dollar amount of the Company’s ordinary shares holding redemption rights that the Purchasing Party acquires and holds until immediately prior to the domestication.

Simultaneously with the execution of the Merger Agreement and Forward Purchase Agreements, the Company, Orchestra, and the RTW Funds entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the Company’s ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60 million (inclusive of the $10 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

The closings under the Forward Purchase Agreements and Backstop Agreement, if any, will occur immediately prior to the domestication. The Company’s Sponsor, and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to the Company’s ordinary shares, received in the domestication.

In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra common stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra common stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra common stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. In addition, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its Private Placement Warrants, comprising 750,000 Private Placement Warrants, for no consideration. Further, the Sponsor and the other Initial Shareholders prior to the Company's initial public offering have agreed to subject the 4,000,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 4,000,000 Insider Shares and 450,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 450,000 Private Placement Shares, to a lock-up for up to 12 months.

See the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 filed by the Company with the SEC on August 8, 2022, and any amendments thereto and the final proxy statement/prospectus that the Company may subsequently file with the SEC, for additional information.

Extension and Private Purchase

On July 26, 2022, the Company held an extraordinary general meeting of its shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from August 6, 2022 (the “Original Termination Date’) to November 6, 2022 (the “Extended Date”), the date by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must liquidate and dissolve, and (ii) allow the Company, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred.

In connection with the vote to approve the Extension Proposal, the holders of 9,237,883 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $92.6 million. As such, approximately 57.7% of the Public Shares were redeemed and approximately 42.3% of the Public Shares remain outstanding. After the satisfaction of such redemptions, the balance in the Company’s Trust Account will be approximately $67.8 million.

On July 22, 2022, the RTW Funds purchased 1,000,000 of the Company’s ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction, in order to fulfill their obligations under the Forward Purchase Agreements and to ensure that such shares purchased were not redeemed and the amounts that would have been paid by the Company if such shares were redeemed remain in the Company’s trust account at the closing of the Orchestra Business Combination.

See the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 filed by the Company with the SEC on August 8, 2022, and any amendments thereto and the final proxy statement/prospectus that the Company may subsequently file with the SEC, for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Health Sciences Acquisitions Corporation 2,” “our,” “us” or “we” refer to Health Sciences Acquisitions Corporation 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 25, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”). Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

We will have until February 6, 2023 (taking into account the Extension Proposal described below, the “Combination Period”), or such later time as our shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association, to complete our initial business combination. If we do not complete a Business Combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, its liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in the Company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders. The holders of the Insider Shares (as defined below) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to waive their liquidation rights with respect to the Insider Shares and the Private Placement Shares held by them if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Proposed Business Combination

On July 4, 2022, we entered into an agreement and plan of merger agreement (as amended on July 21, 2022, the “Merger Agreement”) with HSAC Olympus Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Orchestra BioMed, Inc., a Delaware corporation (“Orchestra”). Pursuant to the terms of the Merger Agreement, a business combination between us and Orchestra (the “Orchestra Business Combination”) will be effected in two steps. First, before the closing of the Orchestra Business Combination, we will deregister in the Cayman Islands and domesticate as a Delaware corporation. Second, at the closing of the Orchestra Business Combination, Merger Sub will merge with and into Orchestra, with Orchestra surviving such merger as the surviving entity (the “Merger”). Upon consummation of the Orchestra Business Combination, Orchestra will become a wholly owned subsidiary of the Company. The Company will then change its name to “Orchestra BioMed Holdings, Inc.” We refer to the Company, after giving effect to the Orchestra Business Combination, as “New Orchestra.”

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, we and Orchestra entered into separate forward purchase agreements (the “Forward Purchase Agreements”) with certain funds managed by RTW Investments, LP (the “RTW Funds”) and Covidien Group S.à.r.l., an affiliate of Medtronic plc (“Medtronic” and the RTW Funds, each a “Purchasing Party”), pursuant to which each of the Purchasing Parties agreed to purchase approximately $10.0 million of our ordinary shares, for a total of approximately $20.0 million, less the dollar amount of our ordinary shares holding redemption rights that the Purchasing Party acquires and holds until immediately prior to the domestication.

Simultaneously with the execution of the Merger Agreement and Forward Purchase Agreements, we, Orchestra, and the RTW Funds entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of our ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60 million (inclusive of the $10 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

The closings under the Forward Purchase Agreements and Backstop Agreement, if any, will occur immediately prior to the domestication. Our Sponsor and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to our ordinary shares received in the domestication. We refer to our ordinary shares, after giving effect to the Business Combination, as “New Orchestra Common Stock.”

In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra Common Stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra Common Stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra Common Stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. In addition, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its Private Placement Warrants, comprising 750,000 Private Placement Warrants, for no consideration. Further, the Sponsor and our other Initial Shareholders prior to our Initial Public Offering have agreed to subject the 4,000,000 shares of New Orchestra Common Stock to be received in the domestication in exchange for the 4,000,000 Insider Shares and 450,000 shares of New Orchestra Common Stock to be received in the domestication in exchange for the 450,000 Private Placement Shares, to a lock-up for up to 12 months.

See the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 filed by us with the SEC on August 8, 2022, and any amendments thereto and the final proxy statement/prospectus that we may subsequently file with the SEC, for additional information.

Extension and Private Purchase

On July 26, 2022, we held an extraordinary general meeting of our shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend our amended and restated memorandum and articles of association to: (i) extend from August 6, 2022 (the “Original Termination Date’) to November 6, 2022 (the “Extended Date”), the date by which, if we have not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, we must liquidate and dissolve, and (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred.

In connection with the vote to approve the Extension Proposal, the holders of 9,237,883 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $92.6 million. As such, approximately 57.7% of the Public Shares were redeemed and approximately 42.3% of the Public Shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account will be approximately $67.8 million.

On July 22, 2022, the RTW Funds purchased 1,000,000 of our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction, in order to fulfill their obligations under the Forward Purchase Agreements and to ensure that such shares purchased were not redeemed and the amounts that would have been paid by the Company if such shares were redeemed remain in the Company’s trust account at the closing of the Orchestra Business Combination.

See the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 filed by us with the SEC on August 8, 2022, and any amendments thereto and the final proxy statement/prospectus that we may subsequently file with the SEC for additional information.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $1.3 million of cash in our operating account and working capital of approximately $245,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of 3,593,750 ordinary shares to the Sponsor, and a loan of $300,000 pursuant to a promissory note originally issued to our Sponsor on June 11, 2020 (the “Note”), which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement, our liquidity needs have been satisfied with the net proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide us loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 6, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine and resulting market volatility could adversely affect our ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a business combination and the value of our securities.

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) and expenses related to our search for an initial Business Combination.

For the three months ended June 30, 2022, we had a net loss of approximately $735,000, which consisted of approximately $908,000 in general and administrative expenses and related party administrative fees of $30,000, partially offset by approximately $203,000 of net Interest income from investments held in Trust Account per P&L gain on the investments held in the Trust Account.

For the three months ended June 30, 2021, we had a net loss of approximately $92,000, which consisted of approximately $66,000 in general and administrative expenses and $30,000 in related party administrative fees, partially offset by approximately $4,000 of net Interest income from investments held in Trust Account per P&L gain on the investments held in the Trust Account.

For the six months ended June 30, 2022, we had a net loss of approximately $1.1 million, which consisted of approximately $1.3 million in general and administrative expenses and related party administrative fees of $60,000, partially offset by approximately $217,000 of net Interest income from investments held in Trust Account per P&L gain on the investments held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $200,000, which consisted of approximately $148,000 in general and administrative expenses and $60,000 in related party administrative fees, partially offset by approximately $8,000 of net Interest income from investments held in Trust Account per P&L gain on the investments held in the Trust Account.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us the Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the registration statement relating to the Initial Public Offering, we agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, we incurred $30,000 in expenses for these services. For the six months ended June 30, 2022 and 2021, we incurred $60,000 in expenses for these services. As of June 30, 2022 and December 31, 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying condensed consolidated balance sheets, respectively.

Company Shareholder Support Agreement and Forfeiture

Contemporaneously with the execution of the Merger Agreement, the Company and Orchestra entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and certain of our other shareholders (each a “Shareholder”) pursuant to which the Shareholders identified therein have agreed (a) to appear at any shareholder meetings called to approve the Merger or any proposal to extend the period of time we are afforded under our organizational documents and our prospectus to consummate an initial business combination (an “Extension Proposal”), (b) not to redeem their shares or any other of our equity securities now or in future acquired or beneficially owned, (c) to vote such shares and equity securities (i) in favor of the domestication, the Merger and related transactions, (ii) in favor of any Extension Proposal, (iii) against any change in our business, management or board contrary to the Merger Agreement and against any other proposal reasonably expected to breach, prevent or impede the Merger, and (d) to waive anti-dilution and similar rights with respect to such shares, whether under our amended and restated memorandum and articles of association, applicable law, or a contract regarding the Merger and related transactions with us. In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra Common Stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing of the Orchestra Business Combination unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra Common Stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra Common Stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. Further, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its warrants, comprising 750,000 warrants for no consideration.

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

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 16,000,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) per ordinary share is calculated by dividing the net (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Pronouncements

Our management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was fully remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Dated: August 15, 2022	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman