Form 10-Q
period 2022-09-30
Health Sciences Acquisitions Corp 2
filed 2022-11-14
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 11,212,117 ordinary shares, par value $0.0001 per share, were issued and outstanding.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$735,217	$1,754,460
Prepaid expenses	137,338	46,667
Total current assets	872,555	1,801,127
Cash and investments held in Trust Account	67,776,498	160,022,447
Total Assets	$68,649,053	$161,823,574

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$281,561	$1,388
Accrued expenses	1,158,948	14,151
Accrued expenses - related party	-	150,000
Total current liabilities	1,440,509	165,539
Deferred underwriting commissions	5,600,000	5,600,000
Total liabilities	7,040,509	5,765,539

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 6,762,117 and 16,000,000 shares issued and outstanding at approximately $10.01 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	67,676,498	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	445	445
Additional paid-in capital	-	-
Accumulated deficit	(6,068,399)	(3,942,410)
Total shareholders’ deficit	(6,067,954)	(3,941,965)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$68,649,053	$161,823,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses
General and administrative expenses	$783,415	$64,445	$2,113,542	$212,711
Administrative fee - related party	30,000	30,000	90,000	90,000
Loss from operations	(813,415)	(94,445)	(2,203,542)	(302,711)
Interest income from investments held in Trust Account	127,624	4,034	345,141	11,969
Net loss	$(685,791)	$(90,411)	$(1,858,401)	$(290,742)

Weighted average shares outstanding of ordinary shares, basic and diluted	13,722,411	20,450,000	18,182,827	20,450,000

Basic and diluted net loss per ordinary share	$(0.05)	$(0.00)	$(0.10)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	4,450,000	$445	$-	$(3,942,410)	$(3,941,965)
Net loss	-	-	-	(437,689)	(437,689)
Balance - March 31, 2022 (unaudited)	4,450,000	445	-	(4,380,099)	(4,379,654)
Increase in redemption value of ordinary shares subject to possible redemption	-	-	-	(139,964)	(139,964)
Net loss	-	-	-	(734,921)	(734,921)
Balance - June 30, 2022 (unaudited)	4,450,000	445	-	(5,254,984)	(5,254,539)
Increase in redemption value of ordinary shares subject to possible redemption	-	-	-	(127,624)	(127,624)
Net loss	-	-	-	(685,791)	(685,791)
Balance - September 30, 2022 (unaudited)	4,450,000	$445	$-	$(6,068,399)	$(6,067,954)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	4,450,000	$445	$-	$(3,563,657)	$(3,563,212)
Net loss	-	-	-	(108,002)	(108,002)
Balance - March 31, 2021 (unaudited)	4,450,000	445	-	(3,671,659)	(3,671,214)
Net loss	-	-	-	(92,329)	(92,329)
Balance - June 30, 2021 (unaudited)	4,450,000	445	-	(3,763,988)	(3,763,543)
Net loss	-	-	-	(90,411)	(90,411)
Balance - September 30, 2021 (unaudited)	4,450,000	$445	$-	$(3,854,399)	$(3,853,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,858,401)	$(290,742)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(345,141)	(11,969)
Changes in operating assets and liabilities:
Prepaid expenses	(90,671)	41,311
Accounts payable	280,173	(12,155)
Accrued expenses	1,144,797	(59,972)
Accrued expenses - related party	(150,000)	90,000
Net cash used in operating activities	(1,019,243)	(243,527)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to redeem Public Shares	92,591,090	-
Cash provided by investing activities	92,591,090	-

Cash Flows from Financing Activities:
Redemption of Public Shares	(92,591,090)	-
Cash used in financing activities	(92,591,090)	-

Net change in cash	(1,019,243)	(243,527)
Cash - beginning of the period	1,754,460	2,026,822
Cash - end of the period	$735,217	$1,783,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through September 30, 2022 was related to the Company’s formation and its Initial Public Offering (as defined below), and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a U.S. based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On July 25, 2022, the entire Trust Account balance was transferred into cash in connection with the redemptions described in Note 1.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

If a Business Combination has not been consummated by February 6, 2023 (taking into account the extension as described under “Extension, Redemptions and Private Purchase” section below, the “Combination Period”), or such later time as the Company’s shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association, it will trigger the Company’s automatic winding up, liquidation and dissolution. If the Company does not consummate a Business Combination within the Combination Period, upon notice from the Company, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, the Company shall pay, or reserve for payment, from funds not held in the Trust Account, its liabilities and obligations, although the Company cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, the Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company and which have not executed a waiver agreement. However, the Company cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). The Company also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in the Company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of the Company’s assets to the Public Shareholders.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $735,000 of cash in its operating account and working capital deficit of approximately $568,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor, which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement, the Company’s liquidity needs have been satisfied with the net proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Simultaneously with the execution of the Merger Agreement and Forward Purchase Agreements, the Company, Orchestra, and the RTW Funds entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the Company’s ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the parties amended both the Backstop Agreement and the Forward Purchase Agreement to provide that (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the Business Combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the Business Combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the Business Combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022.

The closing under the Forward Purchase Agreement with the RTW Funds occurred on July 22, 2022, pursuant to which the RTW Funds purchased 1,000,000 of the Company’s ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction (see Note 5). The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. The Company’s Sponsor, and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to the Company’s ordinary shares, received in the domestication.

In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra common stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra common stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra common stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. In addition, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its Private Placement Warrants, comprising 750,000 Private Placement Warrants, for no consideration. Further, the Sponsor and the other Initial Shareholders prior to the Company’s initial public offering have agreed to subject the 4,000,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 4,000,000 Insider Shares and 450,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 450,000 Private Placement Shares, to a lock-up for up to 12 months.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

See the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 filed by the Company with the SEC on August 8, 2022, and any amendments thereto and the final proxy statement/prospectus that the Company may subsequently file with the SEC, for additional information.

Extension, Redemptions and Private Purchase

On July 26, 2022, the Company held an extraordinary general meeting of its shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from August 6, 2022 (the “Original Termination Date”) to November 6, 2022 (the “Extended Date”), the date by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must liquidate and dissolve, and (ii) allow the Company, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred. On October 31, 2022, the directors of the Company elected to extend the deadline until December 6, 2022.

In connection with the vote to approve the Extension Proposal, the holders of 9,237,883 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $92.6 million. As such, approximately 57.7% of the Public Shares were redeemed and approximately 42.3% of the Public Shares remain outstanding. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was $67.8 million.

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

Note 2-Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future periods.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account has been comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2022, only cash is held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Assets and Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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
SEPTEMBER 30, 2022

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 6,762,117 and 16,000,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net loss per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Income Taxes

ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
SEPTEMBER 30, 2022

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

Each Private Placement Warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per ordinary share. A portion of the proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Administrative Services Agreement

Commencing on the effective date of the registration statement relating to the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 in expenses for these services. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 in expenses for these services. As of September 30, 2022 and December 31, 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying condensed consolidated balance sheets, respectively.

Purchase Agreements and Backstop Agreement

On August 3, 2020, in connection with the consummation of the Initial Public Offering, the Company entered into a purchase agreement (“FPA”) with its Sponsor pursuant to which the Sponsor agreed that it will purchase an aggregate of 2,500,000 ordinary shares of the Company at a price of $10.00 per share, for an aggregate purchase price of $25.0 million prior to, currently with, or following the consummation of a Business Combination, either in open market transactions (to the extent permitted by law) or in a private placement with the Company. This FPA commitment has been satisfied by the RTW Funds through: (a) an investment of $15 million in Orchestra’s Series D Financing, and (b) the Forward Purchase Agreements described below.

Simultaneously with the execution of the Merger Agreement, the Company and Orchestra entered into separate Forward Purchase Agreements with the RTW Funds and Medtronic, pursuant to which each of the Purchasing Parties agreed to purchase approximately $10.0 million of the Company’s ordinary shares, for a total of approximately $20.0 million, less the dollar amount of the Company’s ordinary shares holding redemption rights that the Purchasing Party acquires and holds until immediately prior to the domestication.

Simultaneously with the execution of the Merger Agreement and Forward Purchase Agreements, the Company, Orchestra, and the RTW Funds entered into the Backstop Agreement, pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the Company’s ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the parties amended both the Backstop Agreement and the Forward Purchase Agreement to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the Business Combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the Business Combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the Business Combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022.

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

The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. The Company’s Sponsor, and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to the Company’s ordinary shares, received in the domestication.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Company Shareholder Support Agreement and Forfeiture

Contemporaneously with the execution of the Merger Agreement, the Company and Orchestra entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and certain of the Company’s other shareholders (each a “Shareholder”) pursuant to which the Shareholders identified therein have agreed (a) to appear at any shareholder meetings called to approve the Merger or any proposal to extend the period of time the Company is afforded under its organizational documents and its prospectus to consummate an initial business combination (an “Extension Proposal”), (b) not to redeem their shares or any other of the Company’s equity securities now or in future acquired or beneficially owned, (c) to vote such shares and equity securities (i) in favor of the domestication, the Merger and related transactions, (ii) in favor of any Extension Proposal, (iii) against any change in the Company’s business, management or board contrary to the Merger Agreement and against any other proposal reasonably expected to breach, prevent or impede the Merger, and (d) to waive anti-dilution and similar rights with respect to such shares, whether under the Company’s amended and restated memorandum and articles of association, applicable law, or a contract regarding the Merger and related transactions with the Company. In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra common stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing of the Orchestra Business Combination unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra common stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra common stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. Further, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its warrants, comprising 750,000 warrants for no consideration.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Note 7-Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 11,212,117 and 20,450,000 ordinary shares outstanding, respectively, 6,762,117 and 16,000,000 of which were subject to possible redemption, respectively, and are classified outside of permanent equity in the condensed consolidated balance sheets.

The ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$160,000,000
Less:
Offering costs allocated to Public Shares	(9,418,420)
Plus:
Accretion on ordinary shares to redemption value	9,418,420
Ordinary shares subject to possible redemption as of December 31, 2021	160,000,000
Redemption of Public Shares	(92,591,090)
Increase in redemption value of ordinary shares subject to possible redemption	267,588
Ordinary shares subject to possible redemption as of September 30, 2022	$67,676,498

Note 8-Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there are no preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 11,212,117 and 20,450,000 ordinary shares issued or outstanding, respectively, including 6,762,117 and 16,000,000 ordinary shares subject to possible redemption, respectively, and classified as temporary equity.

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
SEPTEMBER 30, 2022

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2022 and 2021.

Level 1 instruments include investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. As of September 30, 2022, only cash is held in the Trust Account.

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

On October 21, 2022, the parties amended both the Backstop Agreement and the Forward Purchase Agreement to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the Business Combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the Business Combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the Business Combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022.

On October 31, 2022, the directors of the Company elected to extend the deadline to consummate a business combination until December 6, 2022.

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

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million ($10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. As of September 30, 2022, the funds are solely held in cash.

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

Proposed Business Combination

On July 4, 2022, we entered into an agreement and plan of merger agreement (as amended on July 21, 2022, the “Merger Agreement”) with HSAC Olympus Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Orchestra BioMed, Inc., a Delaware corporation (“Orchestra”). Pursuant to the terms of the Merger Agreement, a business combination between us and Orchestra (the “Orchestra Business Combination”) will be effected in two steps. First, before the closing of the Orchestra Business Combination, we will deregister in the Cayman Islands and domesticate as a Delaware corporation. Second, at the closing of the Orchestra Business Combination, Merger Sub will merge with and into Orchestra, with Orchestra surviving such merger as the surviving entity (the “Merger”). Upon consummation of the Orchestra Business Combination, Orchestra will become our wholly owned subsidiary. We will then change our name to “Orchestra BioMed Holdings, Inc.” We refer to the Company, after giving effect to the Orchestra Business Combination, as “New Orchestra.”

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

Simultaneously with the execution of the Merger Agreement and Forward Purchase Agreements, we, Orchestra, and the RTW Funds entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of our ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the parties amended both the Backstop Agreement and the Forward Purchase Agreement to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the Business Combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the Business Combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the Business Combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022.

The closing under the Forward Purchase Agreement with the RTW Funds occurred on July 22, 2022, pursuant to which the RTW Funds purchased 1,000,000 of our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction. The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. Our Sponsor and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to our ordinary shares received in the domestication. We refer to our ordinary shares, after giving effect to the Business Combination, as “New Orchestra Common Stock.”

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

Extension, Redemptions and Private Purchase

On July 26, 2022, we held an extraordinary general meeting of our shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend our amended and restated memorandum and articles of association to: (i) extend from August 6, 2022 (the “Original Termination Date”) to November 6, 2022 (the “Extended Date”), the date by which, if we have not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, we must liquidate and dissolve, and (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of our initial business combination shall have occurred. On October 31, 2022, our directors elected to extend the deadline until December 6, 2022.

In connection with the vote to approve the Extension Proposal, the holders of 9,237,883 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $92.6 million. As such, approximately 57.7% of the Public Shares were redeemed and approximately 42.3% of the Public Shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was $67.8 million.

On July 22, 2022, the RTW Funds purchased 1,000,000 of our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction, in order to fulfill their obligations under the Forward Purchase Agreements and to ensure that such shares purchased were not redeemed and the amounts that would have been paid by us if such shares were redeemed remain in our trust account at the closing of the Orchestra Business Combination.

See the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 filed by us with the SEC on August 8, 2022, and any amendments thereto and the final proxy statement/prospectus that we may subsequently file with the SEC for additional information.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $735,000 of cash in our operating account and a working capital deficit of approximately $568,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of 3,593,750 ordinary shares to the Sponsor, and a loan of $300,000 pursuant to a promissory note originally issued to our Sponsor on June 11, 2020 (the “Note”), which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement, our liquidity needs have been satisfied with the net proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide us loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

For the three months ended September 30, 2022, we had a net loss of approximately $686,000, which consisted of approximately $784,000 in general and administrative expenses and related party administrative fees of $30,000, partially offset by approximately $128,000 of interest income from investments held in the Trust Account.

For the three months ended September 30, 2021, we had a net loss of approximately $90,000 which consisted of approximately $64,000 in general and administrative expenses and $30,000 in related party administrative fees, partially offset by approximately $4,000 of interest income from investments held in the Trust Account.

For the nine months ended September 30, 2022, we had a net loss of approximately $1.9 million, which consisted of approximately $2.1 million in general and administrative expenses and related party administrative fees of $90,000, partially offset by approximately $345,000 of interest income from investments held in the Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $291,000, which consisted of approximately $213,000 in general and administrative expenses and $90,000 in related party administrative fees, partially offset by approximately $12,000 of interest income from investments held in the Trust Account.

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

Related Party Loans

On June 11, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing, unsecured and due on the date we consummate the Initial Public Offering. We borrowed $300,000 under the Note and repaid the Note in full on August 7, 2020. Subsequent to the repayment, the facility was no longer available to us.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us the Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the registration statement relating to the Initial Public Offering, we agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, we incurred $30,000 in expenses for these services. For the nine months ended September 30, 2022 and 2021, we incurred $90,000 in expenses for these services. As of September 30, 2022 and December 31, 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying condensed consolidated balance sheets, respectively.

Purchase Agreements and Backstop Agreement

On August 3, 2020, in connection with the consummation of the Initial Public Offering, we entered into a purchase agreement (“FPA”) with our Sponsor pursuant to which the Sponsor agreed that it will purchase an aggregate of 2,500,000 ordinary shares of our Company at a price of $10.00 per share, for an aggregate purchase price of $25.0 million prior to, currently with, or following the consummation of a Business Combination, either in open market transactions (to the extent permitted by law) or in a private placement with us. This FPA commitment has been satisfied by the RTW Funds through: (a) an investment of $15 million in Orchestra’s Series D Financing, and (b) the Forward Purchase Agreements described below.

Simultaneously with the execution of the Merger Agreement, our Company and Orchestra entered into separate the Forward Purchase Agreements with the RTW Funds Medtronic, pursuant to which each of the Purchasing Parties agreed to purchase approximately $10.0 million of our ordinary shares, for a total of approximately $20.0 million, less the dollar amount of the our ordinary shares holding redemption rights that the Purchasing Party acquires and holds until immediately prior to the domestication.

Simultaneously with the execution of the Merger Agreement and Forward Purchase Agreements, our Company, Orchestra, and the RTW Funds entered into the Backstop Agreement, pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the our ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the parties amended both the Backstop Agreement and the Forward Purchase Agreement to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the Business Combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the Business Combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the Business Combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022.

On July 22, 2022, the RTW Funds purchased 1,000,000 of the our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction, in order to fulfill their obligations under the Forward Purchase Agreements and to ensure that such shares purchased were not redeemed and the amounts that would have been paid by us if such shares were redeemed remain in our Trust Account at the closing of the Orchestra Business Combination.

The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. Our Sponsor, and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to our ordinary shares, received in the domestication.

Company Shareholder Support Agreement and Forfeiture

Contemporaneously with the execution of the Merger Agreement, we and Orchestra entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and certain of our other shareholders (each a “Shareholder”) pursuant to which the Shareholders identified therein have agreed (a) to appear at any shareholder meetings called to approve the Merger or any proposal to extend the period of time we are afforded under our organizational documents and our prospectus to consummate an initial business combination (an “Extension Proposal”), (b) not to redeem their shares or any other of our equity securities now or in future acquired or beneficially owned, (c) to vote such shares and equity securities (i) in favor of the domestication, the Merger and related transactions, (ii) in favor of any Extension Proposal, (iii) against any change in our business, management or board contrary to the Merger Agreement and against any other proposal reasonably expected to breach, prevent or impede the Merger, and (d) to waive anti-dilution and similar rights with respect to such shares, whether under our amended and restated memorandum and articles of association, applicable law, or a contract regarding the Merger and related transactions with us. In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra Common Stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing of the Orchestra Business Combination unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra Common Stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra Common Stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. Further, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its warrants, comprising 750,000 warrants for no consideration.

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

Critical Accounting Policies and Estimates

Cash and Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account has been comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account were comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information. As of September 30, 2022, only cash is held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 6,762,117 and 16,000,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net loss per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger dated as of July 4, 2022 by and among Health Sciences Acquisitions Corporation 2, HSAC Olympus Merger Sub, Inc., and Orchestra BioMed, Inc..

10.1(1)	Forward Purchase Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and Covidien Group S.à.r.l..

10.2(1)	Forward Purchase Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited.

10.3(1)	Backstop Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited.

10.4(1)	Parent Support Agreement dated as of July 4, 2022 by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., HSAC 2 Holdings, LLC, Alice Lee, Stephanie A. Sirota, Pedro Granadillo, Stuart Peltz, Michael Brophy, and Carsten Boess.

10.5(1)	Orchestra Support Agreement dated as of July 4, 2022 by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and Covidien Group S.À.R.L..

10.6(1)	Form of Amended and Restated Registration Rights and Lock-Up Agreement.

10.7(1)	Form of Earnout Election Agreement.

10.8(2)	Amendment to Forward Purchase Agreement dated as of October 21, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited.

10.9(2)	Amendment to Backstop Agreement dated as of October 21, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 5, 2022.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 21, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2022	HEALTH SCIENCES ACQUISITIONS CORPORATION 2

	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	Chief Executive Officer and Chairman