Form 10-K
period 2022-12-31
Health Sciences Acquisitions Corp 2
filed 2023-01-25
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

At June 30, 2022, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $159.4 million.

As of January 23, 2023, 11,212,117 ordinary shares, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) with the Sponsor of (i) 450,000 ordinary shares (the “Private Placement Shares”) at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds of $6.0 million.

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million (or $10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account.

We paid a total of $3.2 million in underwriting discounts and commissions (not including the $5.6 million deferred underwriting commissions payable at the consummation of the initial business combination) and approximately $0.6 million for other costs and expenses related to our formation and the Initial Public Offering.

We will have until February 6, 2023, or such later time as our shareholders may approve in accordance with the Company’s amended and restated memorandum (the “Combination Period”), or such later time as our shareholders may approve in accordance with the Company’s amended and restated memorandum and articles of association, to complete our initial business combination. If we do not complete an initial business combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to holders of the Public Shares (the “Public Shareholders”). Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in the Company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders.

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

Simultaneously with the execution of the Merger Agreement and the Forward Purchase Agreements, we, Orchestra, and the RTW Funds entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the Company’s ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the Backstop Agreement and the Forward Purchase Agreement with the RTW Funds were amended to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the business combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the business combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the business combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022. The Forward Purchase Agreement with Medtronic was not amended.

The closing under the Forward Purchase Agreement with the RTW Funds occurred on July 22, 2022, pursuant to which the RTW Funds purchased 1,000,000 of our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction. The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. The Sponsor and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to the Company’s ordinary shares, received in the domestication.

In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra common stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra common stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra common stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. In addition, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its Private Placement Warrants, comprising 750,000 Private Placement Warrants, for no consideration. Further, the Sponsor and the other shareholders of the Company as of immediately prior to our Initial Public Offering (the “Initial Stockholders”) have agreed to subject the 4,000,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 4,000,000 ordinary shares held or controlled by the Initial Shareholders prior to the Initial Public Offering (the “Insider Shares”) and 450,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 450,000 Private Placement Shares, to a lock-up for up to 12 months.

See the proxy statement/prospectus included in the Registration Statement on Form S-4/A filed by us with the SEC on December 13, 2022 for additional information.

Extension, Redemptions and Private Purchase

On July 26, 2022, we held an extraordinary general meeting of our shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from August 6, 2022 (the “Original Termination Date”) to November 6, 2022 (the “Extended Date”), the date by which, if we had not consummated an initial business combination, the Company must liquidate and dissolve, and (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of our initial business combination shall have occurred. On October 31, 2022, November 15, 2022, and December 15, 2022, our board of directors of elected to extend the deadline until December 6, 2022, January 6, 2023, and February 6, 2023, respectively.

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

See the proxy statement/prospectus included in the Registration Statement on Form S-4/A filed by us with the SEC on December 13, 2022 for additional information.

Business Combination Meeting

On January 24, 2023, we held an extraordinary general meeting of shareholders (the “General Meeting”) for the purpose of considering and voting upon, among other things, the Orchestra Business Combination. Each of the proposals presented at the General Meeting, as more fully described in the proxy statement/prospectus dated December 16, 2022, was approved. The submission of the Orchestra Business Combination to the shareholders entitled holders of Public Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, as of January 24, 2023, we received requests for redemption from holders with respect to 1,597,888 Public Shares. The closing date of the Orchestra Business Combination is anticipated to be in January 2023.

Shareholder Approval of Business Combination

In connection with the Orchestra Business Combination, we are seeking shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). See the proxy statement/prospectus included in the Registration Statement on Form S-4/A filed by us with the SEC on December 13, 2022 for additional information.

In connection with the Orchestra Business Combination, we will:

●	permit shareholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company will be required to approve the business combination..

Our initial shareholders, including our officers and directors, have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, subject to applicable law, (2) not to convert any ordinary shares into the right to receive cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (3) not to sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, we could need as little as 126,060 of our public shares (or approximately 1.12% of our public shares) to attend the general meeting to form a quorum, none of which needs to be voted in favor of the transaction in order to have such transaction approved.

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

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares, once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate in connection with an election of his, her or its conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by February 6, 2023, or such later time as our shareholders may approve in accordance with the Company’s amended and restated memorandum, it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution. At such time, the private warrants will expire and our sponsor will receive nothing upon a liquidation with respect to such private warrants, and the private warrants will be worthless.

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

Competition

In identifying, evaluating and selecting a target business, we encountered and may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

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

Holders of Record

As of January 23, 2023, there were 11,212,117 of our ordinary shares issued and outstanding held by 7 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Extension Proposal

On July 26, 2022, we held an extraordinary general meeting of our shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from August 6, 2022 (the “Original Termination Date”) to November 6, 2022 (the “Extended Date”), the date by which, if we had not consummated an initial business combination, the Company must liquidate and dissolve, and (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of our initial business combination shall have occurred. On October 31, 2022, November 15, 2022, and December 15, 2022, our board of directors of elected to extend the deadline until December 6, 2022, January 6, 2023, and February 6, 2023, respectively.

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

Business Combination Meeting

On January 24, 2023, we held an extraordinary general meeting of shareholders (the “General Meeting”) for the purpose of considering and voting upon, among other things, the Orchestra Business Combination. Each of the proposals presented at the General Meeting, as more fully described in the proxy statement/prospectus dated December 16, 2022, was approved. The submission of the Orchestra Business Combination to the shareholders entitled holders of Public Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, as of January 24, 2023, we received requests for redemption from holders with respect to 1,597,888 Public Shares. The closing date of the Orchestra Business Combination is anticipated to be in January 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 25, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) with the Sponsor of (i) 450,000 ordinary shares (the “Private Placement Shares”) at $10.00 per Private Placement Share (for a total purchase price of $4.5 million) and (ii) 1,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (for a total purchase price of $1.5 million), generating gross proceeds of $6.0 million.

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million (or $10.00 per Public Share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account.

We paid a total of $3.2 million in underwriting discounts and commissions (not including the $5.6 million deferred underwriting commissions payable at the consummation of the initial business combination) and approximately $0.6 million for other costs and expenses related to our formation and the Initial Public Offering.

We will have until February 6, 2023, or such later time as our shareholders may approve in accordance with the Company’s amended and restated memorandum (the “Combination Period”), or such later time as our shareholders may approve in accordance with the Company’s amended and restated memorandum and articles of association, to complete our initial business combination. If we do not complete an initial business combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to holders of the Public Shares (the “Public Shareholders”). Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in the Company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders.

Proposed Business Combination

On July 4, 2022, we entered into an agreement and plan of merger agreement (as amended on July 21, 2022, the “Merger Agreement”) with HSAC Olympus Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Orchestra BioMed, Inc., a Delaware corporation (“Orchestra”). Pursuant to the terms of the Merger Agreement, a business combination between us and Orchestra (the “Orchestra Business Combination”) will be effected in two steps. First, before the closing of the Orchestra Business Combination, we will deregister in the Cayman Islands and domesticate as a Delaware corporation. Second, at the closing of the Orchestra Business Combination, Merger Sub will merge with and into Orchestra, with Orchestra surviving such merger as the surviving entity (the “Merger”). Upon consummation of the Orchestra Business Combination, Orchestra will become our wholly owned subsidiary. We will then change our name to “Orchestra BioMed Holdings, Inc.”. We refer to the Company, after giving effect to the Orchestra Business Combination, as “New Orchestra”.

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

Simultaneously with the execution of the Merger Agreement and the Forward Purchase Agreements, we, Orchestra, and the RTW Funds entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of our ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the Backstop Agreement and the Forward Purchase Agreement with the RTW Funds were amended to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the business combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the business combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the business combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022. The Forward Purchase Agreement with Medtronic was not amended.

The closing under the Forward Purchase Agreement with the RTW Funds occurred on July 22, 2022, pursuant to which the RTW Funds purchased 1,000,000 of our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction. The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. The Sponsor and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to our ordinary shares, received in the domestication.

In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra common stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra common stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra common stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. In addition, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its Private Placement Warrants, comprising 750,000 Private Placement Warrants, for no consideration. Further, the Sponsor and the other shareholders as of immediately prior to our Initial Public Offering (the “Initial Stockholders”) have agreed to subject the 4,000,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 4,000,000 ordinary shares held or controlled by the Initial Shareholders prior to the Initial Public Offering (the “Insider Shares”) and 450,000 shares of New Orchestra common stock to be received in the domestication in exchange for the 450,000 Private Placement Shares, to a lock-up for up to 12 months.

See the proxy statement/prospectus included in the Registration Statement on Form S-4/A filed by us with the SEC on December 13, 2022 for additional information.

Extension, Redemptions and Private Purchase

On July 26, 2022, we held an extraordinary general meeting of our shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from August 6, 2022 (the “Original Termination Date”) to November 6, 2022 (the “Extended Date”), the date by which, if we had not consummated an initial business combination, the Company must liquidate and dissolve, and (ii) allow us, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of our initial business combination shall have occurred. On October 31, 2022, November 15, 2022, and December 15, 2022, our board of directors of elected to extend the deadline until December 6, 2022, January 6, 2023, and February 6, 2023, respectively.

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

See the proxy statement/prospectus included in the Registration Statement on Form S-4/A filed by us with the SEC on December 13, 2022 for additional information.

Business Combination Meeting

On January 24, 2023, we held an extraordinary general meeting of shareholders (the “General Meeting”) for the purpose of considering and voting upon, among other things, the Orchestra Business Combination. Each of the proposals presented at the General Meeting, as more fully described in the proxy statement/prospectus dated December 16, 2022, was approved. The submission of the Orchestra Business Combination to the shareholders entitled holders of Public Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, as of January 24, 2023, we received requests for redemption from holders with respect to 1,597,888 Public Shares.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $175,000 of cash in our operating account and a working capital deficit of approximately $1.8 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $28,750 from our Sponsor to exchange for the issuance of 3,593,750 ordinary shares to the Sponsor, and a loan of $300,000 pursuant to a promissory note originally issued to our Sponsor on June 11, 2020 (the “Note”), which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor may, but is not obligated to, provide us loans (the “Working Capital Loans”). As of December 31, 2022 and 2021, there were no Working Capital Loans available or outstanding.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 6, 2023. The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the year ended December 31, 2022, we had a net loss of approximately $2.7 million, which consisted of approximately $3.0 million in general and administrative expenses and related party administrative fees of $120,000, partially offset by approximately $345,000 of interest income from investments held in the Trust Account.

For the year ended December 31, 2021, we had a net loss of approximately $379,000 which consisted of approximately $275,000 in general and administrative expenses and related party administrative fees of $120,000, partially offset by approximately $16,000 of net income on the investments held in the Trust Account.

Related Party Transactions

Insider Shares

On June 11, 2020, we issued 3,593,750 ordinary shares to the Sponsor for an aggregate purchase price of $28,750. On August 3, 2020, we effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 ordinary shares outstanding (the “Insider Shares”). All shares and associated amounts have been retroactively restated to reflect the share dividend. The holders of the Insider Shares had agreed to forfeit up to an aggregate of 521,739 Insider Shares, on a pro rata basis, to the extent that the option to purchase additional ordinary shares is not exercised in full by the underwriters. On August 6, 2020, the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us the Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the business combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the business combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a business combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date of the prospectus relating to our Initial Public Offering, we agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the business combination or our liquidation, we will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, we incurred $120,000 in expenses for these services. As of December 31, 2022 and 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying consolidated balance sheets, respectively.

Purchase Agreements and Backstop Agreement

On August 3, 2020, in connection with the consummation of the Initial Public Offering, we entered into a purchase agreement (“FPA”) with our Sponsor pursuant to which the Sponsor agreed that it will purchase an aggregate of 2,500,000 ordinary shares of our Company at a price of $10.00 per share, for an aggregate purchase price of $25.0 million prior to, currently with, or following the consummation of a business combination, either in open market transactions (to the extent permitted by law) or in a private placement with us. This FPA commitment has been satisfied by the RTW Funds through: (a) an investment of $15 million in Orchestra’s Series D Financing, and (b) the Forward Purchase Agreement described below.

Simultaneously with the execution of the Merger Agreement, our Company and Orchestra entered into separate Forward Purchase Agreements with the RTW Funds and Medtronic, pursuant to which each of the Purchasing Parties agreed to purchase approximately $10.0 million of our ordinary shares, for a total of approximately $20.0 million, less the dollar amount of the our ordinary shares holding redemption rights that the Purchasing Party acquires and holds until immediately prior to the domestication.

Simultaneously with the execution of the Merger Agreement and the Forward Purchase Agreements, our Company, Orchestra, and the RTW Funds entered into the Backstop Agreement, pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the our ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the Backstop Agreement and the Forward Purchase Agreement with the RTW Funds were amended to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the business combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the business combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the business combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022. The Forward Purchase Agreement with Medtronic was not amended.

The closing under the Forward Purchase Agreement with the RTW Funds occurred on July 22, 2022, pursuant to which the RTW Funds purchased 1,000,000 of our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction. The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. The Sponsor and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to our ordinary shares, received in the domestication.

Company Shareholder Support Agreement and Forfeiture

Contemporaneously with the execution of the Merger Agreement, we and Orchestra entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and certain of our other shareholders (each a “Shareholder”) pursuant to which the Shareholders identified therein have agreed (a) to appear at any shareholder meetings called to approve the Merger or any proposal to extend the period of time we are afforded under our organizational documents and our prospectus to consummate an initial business combination (an “Extension Proposal”), (b) not to redeem their shares or any other of our equity securities now or in future acquired or beneficially owned, (c) to vote such shares and equity securities, to the extent permitted by law, (i) in favor of the domestication, the Merger and related transactions, (ii) in favor of any Extension Proposal, (iii) against any change in our business, management or board contrary to the Merger Agreement and against any other proposal reasonably expected to breach, prevent or impede the Merger, and (d) to waive anti-dilution and similar rights with respect to such shares, whether under our amended and restated memorandum and articles of association, applicable law, or a contract regarding the Merger and related transactions with us. In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra Common Stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing of the Orchestra Business Combination unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra Common Stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra Common Stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. Further, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its warrants, comprising 750,000 warrants, for no consideration, immediately prior to the Closing. Pursuant to the terms of the Merger Agreement, immediately following such forfeiture and prior to the Closing, the Company will issue 750,000 New Warrants to eleven specified employees and directors of Orchestra. These New Warrants will have substantially similar terms to the forfeited Private Warrants, except that they will become exercisable between 24 and 36 months after the Closing.

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

Critical Accounting Policies and Estimates

Cash and Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account has been comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account were comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information. On July 25, 2022, the entire Trust Account balance was transferred into cash following redemptions in connection with the vote to approve the Extension Proposal. As of December 31, 2022, only cash is held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 6,762,117 and 16,000,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying consolidated balance sheets.

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

The calculation of diluted net loss per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for years ended December 31, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Recent Accounting Pronouncements

Our management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Roderick Wong	45	President, Chief Executive Officer and Chairman
Naveen Yalamanchi	46	Executive Vice President, Chief Financial Officer and Director
Alice Lee	52	Vice President of Operations, Secretary and Treasurer
Stephanie A. Sirota	48	Vice President of Corporate Strategy and Corporate Communications
Pedro Granadillo	75	Director
Carsten Boess	56	Director
Stuart Peltz	63	Director
Michael Brophy	43	Director

Roderick Wong, MD, has served as our President and Chief Executive Officer since June 2020 and as a member of our board of directors since our inception. Dr. Wong has more than 16 years of healthcare investing experience. Since 2009, he has served as Managing Partner and Chief Investment Officer of RTW. Prior to forming RTW, Dr. Wong was a Managing Director and sole Portfolio Manager for the Davidson Kempner Healthcare Funds. Prior to joining Davidson Kempner, Dr. Wong held various healthcare investment and research roles at Sigma Capital Partners and Cowen & Company. Dr. Wong served as Chairman of the board of directors of Health Sciences Acquisitions Corporation (“HSAC”) and its Chief Executive Officer from January 2019 until December 2019. Other current and previous directorships include: Rocket Pharmaceuticals, Inc., where he serves as Chairman, a position he has held since Rocket’s inception in July 2015; Attune Pharmaceuticals, a portfolio company of RTW, where he has served as a director since June 2018; Landos Biopharma, where he served as a director from 2019 to June 2022; Ji Xing Pharmaceuticals, a portfolio company of RTW, where he has served as director since 2019; and NiKang Therapeutics, a portfolio company of RTW, where he has served as a director since September 2020. Dr. Wong previously served on the board of directors of Penwest Pharmaceuticals in 2010 and Avidity Biosciences from 2019 until August 2021. He simultaneously received an MD from the University of Pennsylvania Medical School and an MBA from Harvard Business School, and graduated Phi Beta Kappa with a BS in Economics from Duke University.

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

Stuart Peltz, PhD, has served as our director since August 2020. Dr. Peltz founded PTC Therapeutics in 1998 and has served as Chief Executive Officer and a member of the board of directors since its inception. Prior to founding PTC, Dr. Peltz was a Professor in the Department of Molecular Genetics & Microbiology at the Robert Wood Johnson Medical School, Rutgers University. Dr. Peltz currently serves as a director of the Biotechnology Industry Organization (BIO) and serves on BIO’s Emerging Companies Section Governing Board. Dr. Peltz received a Ph.D. from the McArdle Laboratory for Cancer Research at the University of Wisconsin.

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

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. However, any ordinary shares of our Company acquired outside of the redemption offer period, including the 1,000,000 Forward Purchase Shares purchased by the RTW Funds and any Backstop Purchases, will not be voted in favor of approving the Business Combination and, further, will not carry redemption rights. Therefore, while the Insider Shares, the Private Shares and the 30,000 Public Shares held by our officers will be voted in favor of the Business Combination, the 1,000,000 Forward Purchase Shares purchased by the RTW Funds and any Backstop Purchases will not. In addition, the Initial Stockholders have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to our initial public offering. For any other shares, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our Amended and Restated Memorandum and Articles of Association relating to pre-business combination activity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of January 23, 2023, the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of January 23, 2023, we had 11,212,117 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of derivative securities that are not exercisable within 60 days of January 23, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
HSAC 2 Holdings, LLC (Sponsor)(2)	4,360,956	38.9%
Roderick Wong(3)	1,000,000	8.9%
Naveen Yalamanchi	—	—
Alice Lee	10,000	*
Stephanie A. Sirota(4)	20,000	*
Pedro Granadillo	22,261	*
Carsten Boess	22,261	*
Stuart Peltz	22,261	*
Michael Brophy	22,261	*

All directors, executive officers and our sponsor as a group (eight individuals)	5,480,000	48.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 40 10th Ave., Floor 7, New York, New York 10014.

(2)	Our sponsor is governed by a board of directors consisting of three directors: Roderick Wong, Naveen Yalamanchi, and Alice Lee. Each director has one vote, and the approval of a majority of the directors is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(3)	Consists of shares held by RTW Master Fund, Ltd., RTW Venture Fund Limited and RTW Innovation Master Fund, Ltd., which are investment funds managed by RTW Investments, LP. Our Chief Executive Officer serves as the Managing Partner and Chief Investment Officer of RTW Investments, LP. Both he and RTW Investments, LP may be deemed the beneficial owner of such shares and each disclaims beneficial ownership except to the extent of their pecuniary interest in the holders.

(4)	Held by the Stephanie Anne Sirota Revocable Trust, of which Ms. Sirota is the trustee.

Restrictions on Transfers of Insider Shares and Private Warrants

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

Registration Rights

The holders of our Insider Shares, as well as the holders of the private shares and private warrants (and underlying securities) and any shares our Initial Shareholders or their affiliates may be issued in payment of Working Capital Loans made to us, will be entitled to registration rights pursuant to a Registration Rights Agreement entered into as of August 3, 2020. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private shares, private warrants or shares issued in payment of Working Capital Loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The foregoing Registration Rights Agreement will be amended and restated by the Amended and Restated Registration Rights and Lock-Up Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

On June 11, 2020, we issued the 3,593,750 Insider Shares to the Sponsor for an aggregate purchase price of $28,750. On August 3, 2020, we effected a share dividend of 0.113043478 ordinary shares for each outstanding share (an aggregate of 406,250 ordinary shares), resulting in an aggregate of 4,000,000 Insider Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. The holders of the Insider Shares had agreed to forfeit an aggregate of up to 521,739 Insider Shares, on a pro rata basis, to the extent that the option to purchase additional ordinary shares is not exercised in full by the underwriters. On August 6, 2020, the underwriters fully exercised the over-allotment option; thus, the 521,739 Insider Shares were no longer subject to forfeiture.

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

Related Party Loans

On June 11, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the IPO pursuant to the Note. The Note was non-interest bearing, unsecured and due on the date we consummate the IPO. We borrowed $300,000 under the Note and repaid the Note in full on August 7, 2020. Subsequent to the repayment, the facility was no longer available to us.

In addition, in order to finance transaction costs in connection with an initial business combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us the Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the business combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the business combination into additional private warrants at a price of $1.00 per warrant. If we do not complete a business combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants.

Private Placement Shares

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

The private shares are identical to the ordinary shares sold in our initial public offering. However, our initial shareholders have agreed (A) to vote their founder shares, private shares and any public shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial business combination, an amendment to our memorandum and articles of association that would affect the substance or timing of the ability of public shareholders to exercise redemption rights as described herein or of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by February 6, 2023, unless we provide public shareholders an opportunity to redeem their public shares in conjunction with any such amendment, (C) not to redeem any shares, including founder shares, private shares and any public shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or sell any shares to us in any tender offer in connection with our proposed initial business combination, and (D) that the founder shares and private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

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

Purchase Agreements and Backstop Agreement

On August 3, 2020, in connection with the consummation of the IPO, we entered into a purchase agreement (“FPA”) with our Sponsor pursuant to which the Sponsor agreed that it will purchase an aggregate of 2,500,000 of our ordinary shares at a price of $10.00 per share, for an aggregate purchase price of $25.0 million prior to, currently with, or following the consummation of a business combination, either in open market transactions (to the extent permitted by law) or in a private placement with us. This FPA commitment has been satisfied by the RTW Funds through: (a) an investment of $15 million in Orchestra’s Series D Financing, and (b) the Forward Purchase Agreements described below.

Simultaneously with the execution of the Merger Agreement, we and Orchestra entered into separate Forward Purchase Agreements with the RTW Funds and Medtronic (the “Purchasing Parties”), pursuant to which each of the Purchasing Parties agreed to purchase approximately $10.0 million of our ordinary shares, for a total of approximately $20.0 million, less the dollar amount of our ordinary shares holding redemption rights that the Purchasing Party acquires and holds until immediately prior to the domestication.

Simultaneously with the execution of the Merger Agreement and the Forward Purchase Agreements, we, Orchestra, and the RTW Funds entered into the Backstop Agreement, pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of our ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the Backstop Agreement and the Forward Purchase Agreement with the RTW Funds were amended to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the business combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the business combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the business combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022. The Forward Purchase Agreement with Medtronic was not amended.

The closing under the Forward Purchase Agreement with the RTW Funds occurred on July 22, 2022, pursuant to which the RTW Funds purchased 1,000,000 of our ordinary shares at a price of $10.01 per share from an accredited investor in a privately negotiated transaction. The closing under the Forward Purchase Agreement with Medtronic and the closing under the Backstop Agreement, if any, will occur immediately prior to the domestication. The Sponsor and the Purchasing Parties will have registration rights pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement with respect to the Company’s ordinary shares, received in the domestication.

Company Shareholder Support Agreement and Forfeiture

Contemporaneously with the execution of the Merger Agreement, the Company and Orchestra entered into the Parent Support Agreement, which was subsequently amended and restated on November 21, 2022, with the Sponsor and certain of our other shareholders (each a “Shareholder”) pursuant to which the Shareholders identified therein have agreed (a) to appear at any shareholder meetings called to approve the Merger or any proposal to extend the period of time we are afforded under our organizational documents and our prospectus to consummate an initial business combination, (b) not to redeem their shares or any other of our equity securities now or in future acquired or beneficially owned, (c) to vote such shares and equity securities, to the extent permitted by law, (i) in favor of the domestication, the Merger and related transactions (except that any such additional equity securities acquired in the future, including the 1,000,000 Forward Purchase Shares and any Backstop Purchases, will not be voted in favor of approving the business combination), (ii) in favor of any such extension proposal, and (iii) against any change in our business, management or board contrary to the Merger Agreement and against any other proposal reasonably expected to breach, prevent or impede the Merger, and (d) to waive anti-dilution and similar rights with respect to such shares, whether under our amended and restated memorandum and articles of association, applicable law, or a contract regarding the Merger and related transactions with us. In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra Common Stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing of the business combination unless, as to 500,000 shares, the VWAP of the New Orchestra Common Stock is greater than or equal to $15.00 per share over any 20 Trading Days within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra Common Stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. Further, the Sponsor has agreed to forfeit 50% of its warrants, comprising 750,000 warrants, for no consideration, immediately prior to the Closing. Pursuant to the terms of the Merger Agreement, immediately following such forfeiture and prior to the Closing, the Company will issue 750,000 New Warrants to eleven specified employees and directors of Orchestra. These New Warrants will have substantially similar terms to the forfeited Private Warrants, except that they will become exercisable between 24 and 36 months after the Closing.

Registration Rights

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

Administrative Services Agreement

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for years ended December 31, 2022 and 2021, totaled $130,640 and $65,920, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During years ended December 31, 2022 and 2021, we paid Withum $4,160 and $4,120 tax fees, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2022 and 2021, we did not pay Withum any other fees.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	Financial Statements - The financial statements listed on the Index to Financial Statements

(2)	Financial Statement Schedules - Not applicable

(3)	Exhibits - The exhibits listed in the Exhibit Index

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 3, 2020, by and between Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
2.1	Agreement and Plan of Merger dated as of July 4, 2022 by and among Health Sciences Acquisitions Corporation 2, HSAC Olympus Merger Sub, Inc., and Orchestra BioMed, Inc. (included as Annex A-1 to the proxy statement/prospectus which forms part of the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on December 13, 2022)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of July 21, 2022 by and among Health Sciences Acquisitions Corporation 2, HSAC Olympus Merger Sub, Inc., and Orchestra BioMed, Inc. (included as Annex A-2 to the proxy statement/prospectus which forms part of the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on December 13, 2022)
2.3	Amendment No. 2 to Agreement and Plan of Merger dated as of November 21, 2022 by and among Health Sciences Acquisitions Corporation 2, HSAC Olympus Merger Sub, Inc., and Orchestra BioMed, Inc. (included as Annex A-3 to the proxy statement/prospectus which forms part of the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on December 13, 2022)
3.1	Amended & Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
3.2	First Amendment to Amended and Restated Memorandum and Articles of Association of Health Sciences Acquisitions Corporation 2 filed July 27, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 8, 2022)
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 24, 2020)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 24, 2020)
4.3	Warrant to Purchase Ordinary Shares of Health Sciences Acquisitions Corporation 2 issued to HSAC 2 Holdings, LLC, dated August 6, 2020 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 8, 2022)
4.4*	Description of Securities
10.1	Letter Agreements, dated August 3, 2020, among the Registrant and each of the initial shareholders, officers and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
10.2	Investment Management Trust Agreement, dated August 3, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
10.3	Share Escrow Agreement, dated August 3, 2020, among the Registrant, the initial shareholders of Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
10.4	Registration Rights Agreement, dated August 3, 2020, among the Registrant and the initial shareholders of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
10.5	Indemnity Agreements, dated August 3, 2020, among the Registrant and each of the officers and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
10.6	Subscription Agreement, dated August 3, 2020, between the Registrant and HSAC 2 Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
10.7	Administrative Services Agreement, dated August 3, 2020, between the Registrant and HSAC 2 Holdings, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)

10.8	Purchase Agreement, dated August 3, 2020, between the Registrant and HSAC 2 Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020)
10.9	Forward Purchase Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and Covidien Group S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2022)
10.10	Forward Purchase Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2022)
10.11	Amendment No. 1 to Forward Purchase Agreement dated as of October 21, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2022)
10.12	Backstop Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2022)
10.13	Amendment No. 1 to Backstop Agreement dated as of October 21, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2022)
10.14	Amended and Restated Parent Support Agreement dated as of November 21, 2022 by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., HSAC 2 Holdings, LLC, Alice Lee, Stephanie A. Sirota, Pedro Granadillo, Stuart Peltz, Michael Brophy, and Carsten Boess (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 22, 2022)
10.15	Orchestra Support Agreement dated as of July 4, 2022 by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and Covidien Group S.À.R.L. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 5, 2022)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 24, 2020)
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 24, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 24, 2020)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Dated: January 25, 2023	By:	/s/ Roderick Wong
	Name:	Roderick Wong
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roderick Wong	President, Chief Executive Officer	January 25, 2023
Roderick Wong	and Chairman of the Board
(Principal Executive Officer)

/s/ Naveen Yalamanchi	Executive Vice President, Chief	January 25, 2023
Naveen Yalamanchi	Financial Officer and Director
(Principal Accounting and Financial Officer)

/s/ Pedro Granadillo	Director	January 25, 2023
Pedro Granadillo

/s/ Michael Brophy	Director	January 25, 2023
Michael Brophy

/s/ Stuart Peltz	Director	January 25, 2023
Stuart Peltz

/s/ Carsten Boess	Director	January 25, 2023
Carsten Boess

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Health Sciences Acquisitions Corporation 2

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Health Sciences Acquisitions Corporation 2 (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 6, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

January 25, 2023

PCAOB Number 100

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$175,161	$1,754,460
Prepaid expenses	123,918	46,667
Total current assets	299,079	1,801,127
Cash and investments held in Trust Account	67,776,498	160,022,447
Total Assets	$68,075,577	$161,823,574

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$376,930	$1,388
Accrued expenses	1,366,825	14,151
Accrued expenses - related party	-	150,000
Total current liabilities	1,743,755	165,539
Deferred underwriting commissions	5,600,000	5,600,000
Total liabilities	7,343,755	5,765,539

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 6,762,117 and 16,000,000 shares issued and outstanding at approximately $10.01 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	67,676,498	160,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,450,000 non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	445	445
Additional paid-in capital	-	-
Accumulated deficit	(6,945,121)	(3,942,410)
Total shareholders’ deficit	(6,944,676)	(3,941,965)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$68,075,577	$161,823,574

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2022	December 31, 2021
Operating expenses
General and administrative expenses	$2,960,264	$274,756
Administrative fee - related party	120,000	120,000
Loss from operations	(3,080,264)	(394,756)
Interest income from investments held in Trust Account	345,141	16,003
Net loss	$(2,735,123)	$(378,753)

Weighted average shares outstanding of ordinary shares, basic and diluted	16,425,826	20,450,000

Basic and diluted net loss per ordinary share	$(0.17)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	4,450,000	$445	$-	$(3,563,657)	$(3,563,212)
Net loss	-	-	-	(378,753)	(378,753)
Balance - December 31, 2021	4,450,000	445	-	(3,942,410)	(3,941,965)
Increase in redemption value of ordinary shares subject to possible redemption	-	-	-	(267,588)	(267,588)
Net loss	-	-	-	(2,735,123)	(2,735,123)
Balance - December 31, 2022	4,450,000	$445	$-	$(6,945,121)	$(6,944,676)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(2,735,123)	$(378,753)
Adjustments to reconcile to net loss to net cash used in operating activities
Interest income from investments held in Trust Account	(345,141)	(16,003)
Changes in operating assets and liabilities:
Prepaid expenses	(77,251)	75,811
Accounts payable	375,542	(12,422)
Accrued expenses	1,352,674	(60,995)
Accrued expenses - related party	(150,000)	120,000
Net cash used in operating activities	(1,579,299)	(272,362)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to redeem Public Shares	92,591,090	-
Cash provided by investing activities	92,591,090	-

Cash Flows from Financing Activities:
Redemption of Public Shares	(92,591,090)	-
Cash used in financing activities	(92,591,090)	-

Net change in cash	(1,579,299)	(272,362)
Cash - beginning of the year	1,754,460	2,026,822
Cash - end of the year	$175,161	$1,754,460

The accompanying notes are an integral part of these consolidated financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 25, 2020 (inception) through December 31, 2022 was related to the Company’s formation and its Initial Public Offering (as defined below), and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account (as defined below).

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option), $160.0 million (or $10.00 per Public Share) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a U.S. based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On July 25, 2022, the entire Trust Account balance was transferred into cash in connection with the redemptions as described below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company will provide holders of the Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As a result, such ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem ordinary shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Insider Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Insider Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, to the extent permitted by law. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Insider Shares, Private Placement Shares, and Public Shares in connection with the completion of a Business Combination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $175,000 of cash in its operating account and a working capital deficit of approximately $1.8 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $28,750 from the Sponsor to purchase the Insider Shares, and a loan of $300,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor, which was repaid in full on August 7, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement, the Company’s liquidity needs have been satisfied with the net proceeds from the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of December 31, 2022 and 2021, there were no Working Capital Loans available or outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 6, 2023. The consolidated financial statements do not include any adjustment that might be necessary if the Company’s is unable to continue as a going concern.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Simultaneously with the execution of the Merger Agreement and the Forward Purchase Agreements, the Company, Orchestra, and the RTW Funds entered into a Backstop Agreement (the “Backstop Agreement”) pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the Company’s ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the Backstop Agreement and the Forward Purchase Agreement with the RTW Funds were amended to provide that (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the Business Combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the Business Combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the Business Combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022. The Forward Purchase Agreement with Medtronic was not amended.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

See the proxy statement/prospectus included in the Registration Statement on Form S-4/A filed by the Company with the SEC on December 13, 2022 for additional information.

Extension, Redemptions and Private Purchase

On July 26, 2022, the Company held an extraordinary general meeting of its shareholders, where the shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from August 6, 2022 (the “Original Termination Date”) to November 6, 2022 (the “Extended Date”), the date by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must liquidate and dissolve, and (ii) allow the Company, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to three times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until February 6, 2023 or a total of up to six months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred. On October 31, 2022, November 15, 2022, and December 15, 2022, the directors of the Company elected to extend the deadline until December 6, 2022, January 6, 2023, and February 6, 2023, respectively.

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

Business Combination Meeting

On January 24, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) for the purpose of considering and voting upon, among other things, the Orchestra Business Combination. Each of the proposals presented at the General Meeting, as more fully described in the proxy statement/prospectus filed by the Company with the SEC on December 16, 2022, was approved. The submission of the Orchestra Business Combination to the shareholders entitled holders of Public Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, as of January 24, 2023, we received requests for redemption from holders with respect to 1,597,888 Public Shares.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Cash and Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account has been comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On July 25, 2022, the entire Trust Account balance was transferred into cash following redemptions in connection with the vote to approve the Extension Proposal. As of December 31, 2022, only cash is held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 6,762,117 and 16,000,000 ordinary shares subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

The calculation of diluted net loss per ordinary share does not consider the effect of the Private Placement Warrants to purchase 1,500,000 ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for years ended December 31, 2022 and 2021. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of such loans may be converted upon consummation of the Business Combination into additional private warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination within the Combination Period, the Working Capital Loans will be repaid only from amounts remaining outside the Trust Account, if any. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 in expenses for these services. As of December 31, 2022 and 2021, $0 and $150,000 were due to the Sponsor and are included in accrued expenses - related party on the accompanying consolidated balance sheets, respectively.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Simultaneously with the execution of the Merger Agreement and the Forward Purchase Agreements, the Company, Orchestra, and the RTW Funds entered into the Backstop Agreement, pursuant to which the RTW Funds, jointly and severally, agreed to purchase such number of the Company’s ordinary shares at a price of $10.00 per share to the extent that the amount of Parent Closing Cash (as defined in the Merger Agreement) as of immediately prior to the closing of the Orchestra Business Combination is less than $60.0 million (inclusive of the $10.0 million commitment by the RTW Funds pursuant to the Forward Purchase Agreement described above).

On October 21, 2022, the Backstop Agreement and the Forward Purchase Agreement with the RTW Funds were amended to provide that: (1) the per share purchase price under each of the Backstop Agreement and the Forward Purchase Agreement will not exceed the redemption price available to Public Shareholders exercising redemption rights at the shareholder meeting held to approve the Business Combination; (2) any shares purchased pursuant to the Backstop Agreement or the Forward Purchase Agreement, or otherwise acquired by the RTW Funds outside of the existing redemption offer, will not be voted in favor of approving the Business Combination; and (3) the RTW Funds will waive redemption rights with respect to such purchases in the vote to approve the Business Combination. The amendments have been filed with the SEC on a Current Report on Form 8-K on October 21, 2022. The Forward Purchase Agreement with Medtronic was not amended.

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

Company Shareholder Support Agreement and Forfeiture

Contemporaneously with the execution of the Merger Agreement, the Company and Orchestra entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and certain of the Company’s other shareholders (each a “Shareholder”) pursuant to which the Shareholders identified therein have agreed (a) to appear at any shareholder meetings called to approve the Merger or any proposal to extend the period of time the Company is afforded under its organizational documents and its prospectus to consummate an initial business combination (an “Extension Proposal”), (b) not to redeem their shares or any other of the Company’s equity securities now or in future acquired or beneficially owned, (c) to vote such shares and equity securities, to the extent permitted by law, (i) in favor of the domestication, the Merger and related transactions, (ii) in favor of any Extension Proposal, (iii) against any change in the Company’s business, management or board contrary to the Merger Agreement and against any other proposal reasonably expected to breach, prevent or impede the Merger, and (d) to waive anti-dilution and similar rights with respect to such shares, whether under the Company’s amended and restated memorandum and articles of association, applicable law, or a contract regarding the Merger and related transactions with the Company. In addition, the Sponsor has agreed that 25% or 1,000,000 shares of its New Orchestra common stock received in the domestication will be forfeited to New Orchestra on the first business day following the fifth anniversary of the closing of the Orchestra Business Combination unless, as to 500,000 shares, the VWAP (as defined in the Merger Agreement) of the New Orchestra common stock is greater than or equal to $15.00 per share over any 20 Trading Days (as defined in the Merger Agreement) within any 30-Trading Day period, and as to the remaining 500,000 shares, the VWAP of the New Orchestra common stock is greater than or equal to $20.00 per share over any 20-Trading Days within any 30-Trading Day period. Further, subject to the closing of the Orchestra Business Combination, the Sponsor has agreed to forfeit 50% of its warrants, comprising 750,000 warrants for no consideration.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7-Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 11,212,117 and 20,450,000 ordinary shares outstanding, respectively, 6,762,117 and 16,000,000 of which were subject to possible redemption, respectively, and are classified outside of permanent equity in the consolidated balance sheets.

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$160,000,000
Less:
Offering costs allocated to Public Shares	(9,418,420)
Plus:
Accretion on ordinary shares to redemption value	9,418,420
Ordinary shares subject to possible redemption as of December 31, 2021	160,000,000
Redemption of Public Shares	(92,591,090)
Increase in redemption value of ordinary shares subject to possible redemption	267,588
Ordinary shares subject to possible redemption as of December 31, 2022	$67,676,498

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there are no preference shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue 100,000,000 ordinary shares, par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 11,212,117 and 20,450,000 ordinary shares issued or outstanding, respectively, including 6,762,117 and 16,000,000 ordinary shares subject to possible redemption, respectively, and classified as temporary equity.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 9-Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments held in Trust Account - U.S. Treasury Securities	$160,022,447	$-	$-	$160,022,447

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for years ended December 31, 2022 and 2021.

Level 1 instruments include investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

As of December 31, 2022, only cash is held in the Trust Account.

Note 10-Subsequent Events

On January 24, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) for the purpose of considering and voting upon, among other things, the Orchestra Business Combination. Each of the proposals presented at the General Meeting, as more fully described in the proxy statement/prospectus filed by the Company with the SEC on December 16, 2022, was approved. The submission of the Orchestra Business Combination to the shareholders entitled holders of Public Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, as of January 24, 2023, we received requests for redemption from holders with respect to 1,597,888 Public Shares, at a redemption price of approximately $10.02 per share, which is expected to be paid following the closing of the Orchestra Business Combination.

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described above, the Company did not identify any other subsequent events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.