Form 10-Q
period 2023-06-30
Orchestra BioMed Holdings, Inc.
filed 2023-08-10
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 35,743,742 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the heading “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 10-Q”) and under the heading “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, as well as elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,409	$19,784
Marketable securities	101,295	63,915
Strategic investments, current portion	69	86
Accounts receivable, net	171	96
Inventory	178	276
Prepaid expenses and other current assets	1,468	533
Total current assets	119,590	84,690
Property and equipment, net	1,407	1,489
Right-of-use assets	1,874	2,187
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	517	4,711
TOTAL ASSETS	$125,883	$95,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,011	$3,968
Accrued expenses and other liabilities	3,826	5,376
Operating lease liability, current portion	729	697
Warrant liability	—	2,089
Deferred revenue, current portion	4,294	6,436
Total current liabilities	11,860	18,566
Deferred revenue, less current portion	13,498	13,103
Loan payable	9,563	9,490
Operating lease liability, less current portion	1,310	1,683
Other long-term liabilities	213	196
TOTAL LIABILITIES	36,444	43,038

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 35,743,007 and 20,187,850 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	4	2
Additional paid-in capital	312,251	252,274
Accumulated other comprehensive loss	(96)	(8)
Accumulated deficit	(222,720)	(199,734)
TOTAL STOCKHOLDERS’ EQUITY	89,439	52,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,883	$95,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Partnership revenue	$728	$229	$1,747	$945
Product revenue	187	172	332	322
Total revenue	915	401	2,079	1,267
Expenses:
Cost of product revenues	54	60	98	102
Research and development	8,499	5,029	16,753	8,503
Selling, general and administrative	5,318	2,946	9,729	5,424
Total expenses	13,871	8,035	26,580	14,029
Loss from operations	(12,956)	(7,634)	(24,501)	(12,762)
Other income (expense):
Interest income (expense), net	941	(246)	1,826	(482)
Loss on fair value adjustment of warrant liability	—	(1,015)	(294)	(1,160)
Loss on debt extinguishment	—	(682)	—	(682)
(Loss) gain on fair value of strategic investments	(31)	1,730	(17)	1,510
Total other income (expense)	910	(213)	1,515	(814)
Net loss	$(12,046)	$(7,847)	$(22,986)	$(13,576)
Net loss per share
Basic and diluted	$(0.35)	$(0.77)	$(0.74)	$(0.74)
Weighted-average shares used in computing net loss per share, basic and diluted	34,613,466	10,138,169	31,228,323	18,446,239
Comprehensive loss
Net loss	$(12,046)	$(7,847)	$(22,986)	$(13,576)
Unrealized loss on marketable securities	(61)	—	(88)	—
Comprehensive loss	$(12,107)	$(7,847)	$(23,074)	$(13,576)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2023 (as previously reported)	35,694,179	$165,923	2,522,214	$—	$86,353	$(8)	$(199,734)	$(113,389)
Retroactive application of reverse capitalization (Note 3)	(35,694,179)	(165,923)	17,665,636	2	165,921	—	—	165,923
Balance, January 1, 2023 effect of Merger	—	—	20,187,850	2	252,274	(8)	(199,734)	52,534
Effect of Merger and recapitalization (refer to Note 3)	—	—	11,422,741	1	54,301	—	—	54,302
Reclassification of Legacy Orchestra common stock warrants to stockholders’ equity	—	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	—	1,489	—	—	1,489
Exercise of stock options	—	—	2,325	—	10	—	—	10
Exercise of warrants	—	—	128,231	—	11	—	—	11
Net loss	—	—	—	—	—	—	(10,940)	(10,940)
Balance, March 31, 2023	—	$—	31,741,147	$3	$310,458	$(35)	$(210,674)	$99,752
Issuance of shares in settlment of earnout	—	—	3,999,987	1	—	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	—	—	1,707	—	—	1,707
Exercise of stock options	—	—	15,500	—	64	—	—	64
Exercise of warrants	—	—	32,279	—	22	—	—	22
Forfeiture of restricted stock awards	—	—	(45,906)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,046)	(12,046)
Balance, June 30, 2023	—	$—	35,743,007	$4	$312,251	$(96)	$(222,720)	$89,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2022 (as previously reported)	12,075,976	$51,452	2,185,297	$—	$94,894	$—	$(166,126)	$(71,232)
Retroactive application of reverse capitalization (Note 3)	(12,075,976)	(51,452)	6,636,983	1	51,451	—	—	51,452
Balance, January 1, 2022 effect of Merger	—	—	8,822,280	1	146,345	—	(166,126)	(19,780)
Stock-based compensation	—	—	—	—	70	—	—	70
Exercise of stock options	—	—	5,696	—	25	—	—	25
Exercise of warrants	—	—	68,588	—	230	—	—	230
Proceeds from private placement	—	—	1,240,169	—	25,262	—	—	25,262
Net loss	—	—	—	—	—	—	(5,729)	(5,729)
Balance, March 31, 2022	—	$—	10,136,733	$1	$171,932	$—	$(171,855)	$78
Stock-based compensation	—	—	—	—	219	—	—	219
Exercise of stock options	—	—	21,442	—	92	—	—	92
Exercise of warrants	—	—	4,650	—	(151)	—	—	(151)
Proceeds from private placement financing	—	—	10,015,015	1	76,392	—	—	76,393
Shares issued pursuant to consulting agreement	—	—	—	—	38	—	—	38
Issuance of warrants pursuant to debt refinancing	—	—	9,300	—	178	—	—	178
Other	—	—	—	—	506	—	—	506
Net loss	—	—	—	—	—	—	(7,847)	(7,847)
Balance, June 30, 2022	—	$—	20,187,140	$2	$249,206	$—	$(179,702)	$69,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,986)	$(13,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	98
Shares issued as compensation for consulting services	—	38
Stock-based compensation	3,196	289
Loss on fair value adjustment of warrant liability	294	1,160
Loss (gain) on fair value of strategic investments	17	(1,510)
Accretion and interest related to marketable securities	(2,118)	—
Loss on debt extinguishment	—	682
Non-cash lease expense	313	269
Amortization of deferred financing fees	73	91
Changes in operating assets and liabilities:
Accounts receivable	(75)	41
Inventory	98	(65)
Prepaid expenses and other assets	(723)	(485)
Accounts payable, accrued expenses and other liabilities	(1,016)	672
Operating lease liabilities – current and non-current	(341)	(48)
Deferred revenue	(1,747)	(945)
Net cash used in operating activities	(24,871)	(13,289)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62)	(313)
Sales of marketable securities	64,200	—
Purchases of marketable securities	(99,549)	(208)
Net cash used in investing activities	(35,411)	(521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt financing, inclusive of debt extinguishment costs	—	(6,446)
Proceeds from Avenue term loan	—	10,000
Proceeds from exercise of warrants	23	79
Proceeds from exercise of stock options	74	117
Effect of merger, net of transaction costs (Note 3)	56,810	—
Proceeds from Legacy Orchestra Series D-1 Financing	—	27,276
Proceeds from Legacy Orchestra Series D-2 Financing	—	82,554
Deferred financing, offering and merger costs	—	(2,735)
Net cash provided by financing activities	56,907	110,845
Net (decrease) increase in cash and cash equivalents	(3,375)	97,035
Cash and cash equivalents, beginning of the period	19,784	9,938
Cash and cash equivalents, end of the period	$16,409	$106,973
Supplemental Disclosures of Cash Flow Information
Cash paid during the six months ended June 30:
Interest	$718	$741
Non-cash financing activities:
Deferred offering and merger costs in accounts payable and accrued expenses	—	6,844
Warrants issued pursuant to Legacy Orchestra Series D-2 Preferred Stock	—	620
Warrants issued pursuant to debt financing	—	178
Conversion of Legacy Orchestra Series C Preferred Stock to Series D-2 Preferred Stock	—	10,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (formerly known as Health Sciences Acquisitions Corporation 2) (collectively, with its subsidiaries, “Orchestra” or the “Company”) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s flagship product candidates are BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”) for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

Prior to January 26, 2023, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On January 26, 2023 (the “Closing Date”), the Company consummated the business combination contemplated by the Agreement and Plan of Merger, dated as of July 4, 2022 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated July 21, 2022, and Amendment No. 2 to Agreement and Plan of Merger, dated November 21, 2022, the “Merger Agreement”) by and among Health Sciences Acquisitions Corporation 2, a special purpose acquisition company incorporated as a Cayman Islands exempted company in 2020 (“HSAC2”), HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HSAC2 (“Merger Sub”), and Orchestra BioMed, Inc. (“Legacy Orchestra”). Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Legacy Orchestra, with Legacy Orchestra as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, the Company’s name was changed from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.” See Note 3 for additional information.

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

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. Operating results and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our report for the year ended December 31, 2022 together with the related notes thereto, filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the SEC on March 24, 2023.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of June 30, 2023, the Company had an accumulated deficit of $222.7 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of June 30, 2023, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital beyond the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s research and development programs.

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

The Company’s strategic investments consist of equity investments in common stock of a Motus GI Holdings, Inc. (“Motus GI”), a publicly-held company and related party, and preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The Company classifies strategic investments on its balance sheet as current assets if the assets are available for use for current operations, and the Company does not have a specific plan to hold the investments for a certain duration of time. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. Therefore, the Company categorized the investments as current assets. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of June 30, 2023 and December 31, 2022, the carrying value of the investments in Vivasure was $2.5 million.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in Motus GI, marketable securities, and warrant liabilities at fair value. In addition, at June 30, 2023, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. See Note 6 for additional information regarding fair value measurements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of June 30, 2023 and December 31, 2022, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of June 30, 2023 and December 31, 2022, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At June 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and six months ended June 30, 2023, the Company made $67,000 and $181,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

In connection with the Business Combination, HSAC 2 Holdings, LLC (the “Sponsor”) agreed that 25% or 1,000,000 shares of its shares of common stock of the Company (“Company Common Stock”) will be forfeited to the Company (the “Forfeitable Shares”) on the first business day following the fifth anniversary of the Closing unless, as to 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30-trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30-trading day period (the “Final Milestone Event”). Further, the Sponsor and HSAC2’s other initial shareholders prior to HSAC2’s initial public offering (the “HSAC2 IPO”) agreed to subject (i) the 4,000,000 shares of Company Common Stock issued to HSAC2’s initial shareholders prior to the HSAC2 IPO (the “Insider Shares”) and (ii) the 450,000 shares of Company Common Stock purchased in a private placement simultaneously with the HSAC2 IPO (the “Private Shares”) to a lock-up for up to 12 months following the Closing, and the Sponsor forfeited 50% of its 1,500,000 warrants in HSAC2 purchased upon consummation of the HSAC2 IPO (the “Private Warrants”), comprising 750,000 Private Warrants, for no consideration, immediately prior to the Closing (the “Sponsor Forfeiture”). Pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, HSAC2 issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra. These new warrants have substantially similar terms to the forfeited Private Warrants, except that they will become exercisable between 24 and 36 months after the Closing.  On April 12, 2023, the Initial Milestone Event was achieved, and, as a result, 500,000 of the Forfeitable Shares are no longer subject to forfeiture.

In connection with the Business Combination, existing Legacy Orchestra stockholders also had the opportunity to elect to participate in an earnout (the “Earnout”) pursuant to which each such electing stockholder (an “Earnout Participant”) may receive a portion of additional contingent consideration of up to 8,000,000 shares of Company Common Stock in the aggregate (“Earnout Consideration”). Each Earnout Participant agreed to extend their applicable lock-up period from 6 months to 12 months, pursuant to an Earnout Election Agreement and such Earnout Participants will collectively be entitled to receive: (i) 4,000,000 shares of the Earnout Consideration, in the aggregate, in the event that, from the time beginning immediately after the Closing until the fifth anniversary of the Closing Date (the “Earnout Period”), the Initial Milestone Event occurs; and (ii) an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, in the event that, during the Earnout Period, the Final Milestone Event occurs. Approximately, 91% of Legacy Orchestra stockholders elected to participate in the Earnout.  On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued due to rounding.

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

The following table details the number of shares of Company Common Stock issued immediately following the consummation of the Business Combination:

Number of
Shares
Common stock of HSAC2, outstanding prior to the Business Combination	6,762,117
Less: Redemption of HSAC2 shares	(1,597,888)
Common stock held by former HSAC2 shareholders	5,164,229
HSAC2 sponsor shares	4,450,000
Shares issued related to Backstop Agreement	1,808,512
Total shares outstanding prior to issuance of merger consideration to Legacy Orchestra stockholders	11,422,741
Shares issued to Legacy Orchestra stockholders – Company Common Stock(1)	20,191,338
Total shares of Company Common Stock immediately after Business Combination(2)	31,614,079
(1)	The number of shares of common stock issued to Legacy Orchestra equity holders was determined based on (i) 2,522,214 shares of Legacy Orchestra Common Stock outstanding immediately prior to the closing of the Business Combination converted based on the Exchange Ratio and (ii) 35,694,179 shares of Legacy Orchestra Preferred Stock outstanding immediately prior to the closing of the Business Combination converted based on the Exchange Ratio. All fractional shares were rounded down.
(2)	Excludes 8,000,000 shares of Company Common Stock issued or to be issued based on satisfaction of the Initial Milestone Event and the Final Milestone Event. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued due to rounding.

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

4. Terumo Agreement

In June 2019, Legacy Orchestra entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications (the “Terumo Indications”). Under this agreement, Legacy Orchestra received an upfront payment of $30 million and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing. The Company was initially eligible to receive up to $65 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the issuance date of these financial statements, the target achievement date for two $5 million milestone payments has already passed. In addition, due to delays in the Company’s Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $25 million in time-based milestone payments pursuant to the Terumo Agreement. Although the Company is currently negotiating with Terumo mutually agreeable adjustments to certain target achievement dates to reflect the regulatory and pandemic-related delays, there is no assurance as to the outcome of these negotiations with respect to any potential modifications to the milestone target achievement dates. Pursuant to the terms of the Terumo Agreement, Legacy Orchestra licensed intellectual property rights to Terumo and the Company is primarily responsible for completing the development of the product in the United States through premarket approval by the FDA for the ISR indication. These research and development services to be provided by the Company include (i) manufacturing, testing and packaging the drug required for the clinical trials, (ii) supplying Terumo with information related to the design and manufacture of the delivery device and the technology transfer needed for Terumo to ultimately commence manufacture of the delivery device, and (iii) carrying out regulatory activities related to clinical trials in the United States for the ISR indication.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of June 30, 2023 and December 31, 2022, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the three and six months ended June 30, 2023 and 2022:

Deferred Revenue – December 31, 2022 (in thousands)	$19,539
Revenue recognized	(1,747)
Deferred Revenue – June 30, 2023	$17,792

Deferred Revenue – December 31, 2021	$22,401
Revenue recognized	(945)
Deferred Revenue – June 30, 2022	$21,456

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of June 30, 2023. The Company expects to recognize approximately $4.3 million of its deferred revenue during the next twelve months and recognize the remaining approximately $13.5 million through the remainder of the performance period, which is currently estimated to be completed in 2026 - 2027 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended June 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $4.5 million and $3.9 million, respectively. For the six months ended June 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $8.3 million and $6.6 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 3% as of June 30, 2023, as compared to the estimates as of December 31, 2022, and increased by approximately 10% as of June 30, 2022, as compared to the estimates as of December 31, 2021. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a reduction of partnership revenues of $392,000 and $836,000 for the three months ended June 30, 2023 and 2022, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of the changes in estimates resulted in a reduction of partnership revenues of $303,000 and $847,000 for the six months ended June 30, 2023 and 2022, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three months ended June 30, 2023 and 2022 was an increase of $0.01 and $0.08. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the six months ended June 30, 2023 and 2022 was an increase of $0.01 and $0.05.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through June 30, 2023, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and six months ended June 30, 2023, the Company incurred approximately $1.0 million and $2.3 million, respectively, of research and development costs related to these reimbursements to the Medtronic Agreement, of which $1.9 million is included within accounts payable and accrued expenses in the Company’s June 30, 2023 condensed consolidated balance sheet.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through June 30, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

6. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$13,193	$—	$—	$13,193
Investment in Motus GI (see Note 7)	69	—	—	69
Marketable securities (Corporate and Government debt securities)	—	101,295	—	101,295
Total assets	$13,262	$101,295	$—	$114,557

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$8,708	$—	$—	$8,708
Investment in Motus GI (see Note 7)	86	—	—	86
Marketable securities (Corporate and Government debt securities)	—	63,915	—	63,915
Total assets	$8,794	$63,915	$—	$72,709
Liabilities:
Warrant liability (see Note 10)	$—	$—	$2,089	$2,089
Total liabilities	$—	$—	$2,089	$2,089

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

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Warrant
Liability
Balance—December 31, 2022	$2,089
Warrants exercised prior to the Business Combination	(10)
Change in fair value of warrants	294
Warrants reclassified to equity	(2,373)
Balance—March 31, 2023	—
Balance—June 30, 2023	$—

7. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$48,100	$—	$(39)	$48,061
Government debt securities	53,291	—	(57)	53,234
Total	$101,391	$—	$(96)	$101,295

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$52,242	$7	$—	$52,249
Government debt securities	11,681	—	(15)	11,666
Total	$63,923	$7	$(15)	$63,915

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

For the three and six months ended June 30, 2023, the Company recognized realized losses on its marketable securities of $102,000.  For the three and six months ended June 30, 2022, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company values the Motus GI investment by measuring fair value using the listed share price on the Nasdaq Capital Market on each valuation date.

Aggregate losses of $31,000 and $160,000 during the three months ended June 30, 2023 and 2022, respectively, and aggregate losses of $17,000 and $380,000 during the six months ended June 30, 2023 and 2022, respectively, were recorded to adjust the strategic investments in equity securities of Motus GI to its fair value of $69,000 at June 30, 2023 and $86,000 at December 31, 2022, which is classified as strategic investments within current assets on the accompanying condensed consolidated balance sheets.

The Company’s long term strategic investments as of June 30, 2023 represent investments made in Vivasure in 2020, 2021 and 2022 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022 related to these investments.

In May 2022, Vivasure announced a Series D private placement, in which it received a material investment from Haemonetics Corporation, a new strategic investor. In conjunction with a €30 million investment in Vivasure, Haemonetics Corporation also secured an option to acquire Vivasure based on the achievement of certain milestones. As a result, Legacy Orchestra’s existing convertible redeemable notes converted into Series D Preferred Stock of Vivasure in May 2022. The investment in the Vivasure Series D Preferred Stock represents an observable price change in an orderly transaction for an identical instrument of the same issuer, and accordingly, the Company recognized a gain on its strategic investment in Vivasure of $1.9 million in the second quarter of 2022. This amount represents a portion of the previously impaired investment balance described below.

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

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Equipment	$1,745	$1,712
Office furniture	364	364
Leasehold improvements	197	191
Construction in progress	22	—
Property and equipment, gross	2,328	2,267
Less accumulated depreciation and amortization	(921)	(778)
Total Property and equipment, net	$1,407	$1,489

Depreciation and amortization expense was $72,000 and $49,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense was $144,000 and $98,000 for the six months ended June 30, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accrued compensation	$1,954	$2,480
Clinical trial accruals	895	1,003
Other accrued expenses	977	1,893
Total accrued expenses	$3,826	$5,376

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2023, no shares of preferred stock were outstanding.

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

The Company calculates the fair value of the outstanding warrant liability at each reporting date by estimating the equity value of the Company, and then utilizing option pricing models to allocate the total equity value to the shares and warrants outstanding. The inputs used in the valuation models for the Company’s warrant liability are as follows:

Period from
January 1, 2023
	to January 26, 2023	June 30, 2022
Expected volatility	44 – 49%	45 – 54%
Risk-free interest rate	3.60 – 4.80%	2.60 – 3.00%
Remaining term in years	0.35 – 5.00	0.92 – 5.38
Exercise price of common warrants	$1.08 – $30.11	$1.08 – $30.11
Exercise price of Legacy preferred warrants	—	—
Common stock price	$10.63	$9.18
Legacy preferred stock price	—	—
Expected dividend yield	0%	0%

The Company’s warrant liability related to Legacy Orchestra warrant activity rollforward is as follows, with the warrants having been converted to reflect the effect of the Merger:

	Preferred	Common
(in thousands, except share data)	Warrants	Warrants	Amount
Balance December 31, 2022	—	1,327,074	$2,089
Warrants exercised prior to the business combination	—	(1,163)	(10)
Change in fair value of warrants as of January 26, 2023	—	—	294
Warrants reclassified to equity	—	(1,325,911)	(2,373)
Balance March 31, 2023	—	—	—
Balance June 30, 2023	—	—	$—

	Preferred	Common
(in thousands, except share data)	Warrants	Warrants	Amount
Balance December 31, 2021	206,997	1,189,162	$635
Exercise of warrants	—	(68,587)	(156)
Change in the fair value of warrants	—	—	145
Balance March 31, 2022	206,997	1,120,575	624
Exercise of warrants	—	(4,650)	(15)
Forfeiture of warrants	—	(4,650)	(38)
Issuance of warrants related to Legacy Orchestra preferred stock financing	—	159,965	620
Amendments of existing warrants	(206,997)	206,997	810
Other	—	(150,000)	(335)
Change in the fair value of warrants	—	—	243
Balance June 30, 2022	—	1,328,237	$1,909

Private Warrants and Assumed Legacy Orchestra Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of June 30, 2023 and December 31, 2022:

	Number of Shares
	June 30,	December 31,	Exercise
	2023	2022	Price	Term
Liability-classified Warrants
Legacy Orchestra Warrants	—	1,327,074	$0.50 – $14.00	0.10 – 4.75

Equity-classified Warrants
Legacy Orchestra Warrants	541,808	250,000	$0.50 – $14.00	0.10 – 9.00
Private Warrants Held by Sponsor	750,000	1,500,000	$11.50	4.57 – 4.82
Private Warrants Held by Employees (Note 11)	675,000	—	$11.50	4.57
	1,966,808	1,750,000
Total Outstanding	1,966,808	3,077,074

11. Stock-Based Compensation

As of June 30, 2023, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

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

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Effective Time, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of June 30, 2023, 3,561,678 shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2023 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year.

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

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$330	$52	$815	$91
Selling, general and administrative	631	91	1,369	107
Total stock-based compensation	$961	$143	$2,184	$198

As of June 30, 2023, there was approximately $6.6 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of three years.

Total stock-based compensation related to restricted stock was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$—	$—	$—	$—
Selling, general and administrative	498	76	547	91
Total stock-based compensation	$498	$76	$547	$91

As of June 30, 2023, there was approximately $312,000 of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately three years.

As previously discussed in Note 3 and Note 10, pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, the Company issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra. These warrants have substantially similar terms to the forfeited Private Warrants, except that they will become exercisable between 24 and 36 months after the Business Combination. The estimated grant-date fair value of these warrant awards issued concurrent with the close of the Business Combination was calculated using the Black-Scholes option pricing model. Assumptions used were an expected term (in years) of 5.00, expected volatility of 50%, risk-free interest rate of 3.54%, expected dividend yield of 0%, and fair value of common stock of $10.63.  During the three and six months ended June 30, 2023, 75,000 of these warrants were forfeited resulting in a remaining 675,000 warrants outstanding.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$120	$—	$207	$—
Selling, general and administrative	128	—	258	—
Total stock-based compensation	$248	$—	$465	$—

As of June 30, 2023, there was approximately $2.8 million of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately three years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2018 Plan and the 2023 Plan:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2023	7,868,448	3.51	8.35	—
Retroactive application of Reverse Recapitalization (Note 3)	(4,209,620)	4.05	—	—
Outstanding at January 1, 2023, effect of Merger	3,658,828	7.56	8.35	—
Granted	323,175	9.89	—	—
Exercised	(17,825)	4.16	—	—
Forfeited/canceled	(142,256)	5.35	—	—
Outstanding June 30, 2023	3,821,922	7.97	5.31	$4,002
Exercisable at June 30, 2023	2,163,768	6.60	7.09	$3,412

The following table summarizes the restricted stock activity of the Company under the Plan:

		Weighted	Aggregate
	Restricted	Average	Intrinsic
	Stock	Remaining	Value
	Outstanding	Term (years)	(in thousands)
Outstanding January 1, 2023	158,589	9.14	—
Granted	—	—	—
Vested	(63,451)	—	—
Forfeited/canceled	(45,901)	—	—
Outstanding June 30, 2023	49,237	8.67	$549

During the six months ended June 30, 2023, the Company did not grant any restricted stock awards (“RSAs”) while 63,451 RSAs vested at a weighted-average grant date fair value of $3.52.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.00	6.00
Expected volatility	50%	49%
Risk-free interest rate	3.60%	2.70%
Expected dividend yield	0%	0%
Fair value of common stock	$9.63	$4.06

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

Operating cash flow supplemental information for the six months ended June 30, 2023:

Cash paid for amounts included in the present value of operating lease liabilities was $410,000 during the six months ended June 30, 2023 compared to $354,000 during the six months ended June 30, 2022.

As of June 30, 2023:
Weighted average remaining lease term – operating leases, in years	3.73
Weighted average discount rate – operating leases	6.25%

Operating Leases

Rent/lease expense for office and lab space was approximately $209,000 and $180,000 for the three months ended June 30, 2023 and 2022, respectively. Rent/lease expense for office and lab space was approximately $417,000 and $354,000 for the six months ended June 30, 2023 and 2022, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of June 30, 2023:

Operating
Leases
Year ending December 31:	(in thousands)
2023 (remaining six months)	$413
2024	727
2025	352
2026	352
2027	352
Thereafter	88
Total future minimum lease payments	$2,284
Imputed interest	(245)
Total liability	$2,039

13. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the year ended 2022 and the six months ended June 30, 2023:

Vivasure Investments

In December 2020 and 2021, and April 2022, Legacy Orchestra invested in Vivasure, a related party, $183,000, $213,000, and $208,000, respectively, in the form of unsecured convertible redeemable notes. The unsecured convertible redeemable notes converted into Series D preferred stock of Vivasure in May of 2022 (Note 7).

14. Debt Financing

In June 2022, Legacy Orchestra entered into a Loan and Security Agreement with Avenue Venture Opportunities Fund I and II (the “2022 Loan and Security Agreement”). The terms of the 2022 Loan and Security Agreement include a term loan of up to $20 million available in two tranches with the first tranche of $10 million that was drawn at closing in June of 2022, and a second tranche of $10 million available at closing of the Legacy Orchestra Series D-2 Preferred Stock financing was not drawn. Additionally, the Company may have access to a third tranche of $30 million subject to certain financing milestones. The term loan matures on June 1, 2026. In addition, the lender has the right, at its discretion, but not the obligation, to convert any portion of the outstanding principal amount of the loans up to $5 million into shares of Company Common Stock at a price per share equal to $12.00 (the “Conversion Option”), subject to adjustment; provided, however, the Conversion Option shall not be exercised by lender during the six (6) month period after completion of the Business Combination.

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

The term loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 6.45%. The rate in effect at June 30, 2023 was 14.7%. The repayment terms of the loan include monthly payments over a 4-year period, consisting of an initial 2-year interest-only period, followed by 24 monthly principal payments of $417,000 plus interest. In addition, there is a final payment equal to 4.25% of the initial commitment amount of $20 million, which will be accrued over the term of the loan using the effective-interest method.

Concurrent with the closing of the 2022 Loan and Security Agreement, Legacy Orchestra terminated and repaid an existing 2019 Loan and Security Agreement with Silicon Valley Bank (the “2019 Loan and Security Agreement”), which resulted in a loss on extinguishment of $682,000. Pursuant to the terms of the 2019 Loan and Security Agreement, Legacy Orchestra issued Silicon Valley Bank a warrant that, to the extent Legacy Orchestra made draws on the 2019 Loan and Security Agreement, was exercisable for a number of shares of Legacy Orchestra Common Stock equal to 2% of the amount drawn divided by the exercise price of $1.33 per share of Legacy Orchestra Common Stock. As a result of the draw in December of 2020, Legacy Orchestra issued 150,000 Legacy Orchestra Common Stock warrants to Silicon Valley Bank, and the estimated fair value of the warrants of $544,000 was recorded as debt discount on the date of issuance and was being amortized to interest expense over the term of the credit facility.  These warrants have been exercised and are no longer outstanding.

The term loan accrued interest at a floating per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 1.00% or (ii) 6.25%. In addition, there was a final payment equal to 8.25% of the original aggregate principal amount which accrued over the term of the loan using the effective-interest method.

Total interest expense recorded on these facilities during the three months ended June 30, 2023 and June 30, 2022 was approximately $457,000 and $257,000, respectively. Total interest expense recorded on these facilities during the six months ended June 30, 2023 and June 30, 2022 was approximately $897,000 and $493,000, respectively.

The following table shows the amount of principal payments due pursuant to the term loan by year:

Principal
Payments
Period ending June 30:	(in thousands)
2023 (remaining 6 months)	$—
2024	2,500
2025	5,000
2026	2,500
Total	$10,000

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

As discussed in Note 3, in connection with the Business Combination, existing Legacy Orchestra stockholders had the opportunity to elect to participate in the Earnout pursuant to which each such Earnout Participant may receive a portion of additional contingent consideration of up to 8,000,000 shares of Earnout Consideration. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued due to rounding. Additionally, 500,000 of the Forfeitable Shares are no longer subject to forfeiture as a result of the Initial Milestone Event.

Diluted net loss per share of Company Common Stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Legacy Orchestra Warrants and Private Warrants, and Forfeitable Shares and Earnout Consideration, which would result in the issuance of incremental shares of Company Common Stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2023 and June 30, 2022, as their effect is anti-dilutive:

	Three and Six Months Ended
	June 30,
	2023	2022
Stock options	3,821,922	1,578,316
Company common stock warrants	1,966,808	1,328,237
Unvested restricted stock awards	49,237	168,108
Conversion option	416,667	—
Forfeitable shares	500,000	—
Earnout consideration	4,000,000	—
Total	10,754,634	3,074,661

16. Subsequent Events

The Company has evaluated subsequent events through August 10, 2023, the date on which these condensed consolidated financial statements were issued.

On August 8, 2023, the Company announced that the FDA granted investigational device exemption approval with conditions to initiate the Company’s planned Virtue ISR-US pivotal study evaluating the efficacy and safety of Virtue SAB for the treatment of patients with Coronary ISR. The Company is permitted to begin enrollment of the study upon completion of standard clinical trial initiation activities including clinical center Institutional Review Board approvals.  The conditional approval also requires the Company to submit additional information to the FDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references to “Orchestra,” “Orchestra’s,” “the Company,” “we,” “its” and “our” refer to Orchestra BioMed Holdings, Inc. and its consolidated subsidiaries. All references to years, unless otherwise noted, refer to the Company’s fiscal years, which end on December 31.

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

Overview

We are a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies.  Our partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products we develop. We are led by a highly accomplished, multidisciplinary management team and a board of directors with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team. Our flagship product candidates are BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”) for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from our distribution agreement (the “Terumo Agreement”) with Terumo Medical Corporation (“Terumo”), borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, Inc. (“FreeHold”). We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million from the Terumo Agreement through June 30, 2023. We have incurred net losses each year since inception. Our net losses were $12.0 million and $7.8 million for the three months ended June 30, 2023 and 2022, respectively, and $23.0 million and $13.6 million for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $222.7 million.

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

Recent Developments

On August 8, 2023, we announced that the U.S. Food and Drug Administration (the “FDA”) granted investigational device exemption approval with conditions to initiate our planned Virtue ISR-US pivotal study evaluating the efficacy and safety of Virtue SAB for the treatment of patients with Coronary in-stent restenosis (“ISR”). We are permitted to begin enrollment of the study upon completion of standard clinical trial initiation activities including clinical center Institutional Review Board approvals.  The conditional approval also requires us to submit additional information to the FDA.

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

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 - 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this filing, we have already passed the target achievement dates for two $5 million milestone payments, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected regulatory delays and requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, that caused us to amend our original project plan, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $25 million in time-based milestone payments pursuant to the Terumo Agreement. Further, Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved. Although we are currently negotiating with Terumo mutually agreeable adjustments to certain target achievement dates to reflect the regulatory and pandemic-related delays, there is no assurance as to the outcome of these negotiations with respect to any potential modifications to the milestone target achievement dates. In addition, we will manufacture, or have manufactured, SirolimusEFR and have exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product, and Terumo may also request other services from us from time to time.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary in ISR indication, for which we are primarily responsible. We have recognized $12.2 million in cumulative partnership revenues from 2019 through June 30, 2023. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through June 30, 2023.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through June 30, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

In June 2022, Legacy Orchestra entered into a Loan and Security Agreement with Avenue Venture Opportunities Fund I and II (the “2022 Loan and Security Agreement”). As part of the 2022 Loan and Security Agreement, Legacy Orchestra paid off the balance of the 2019 Loan and Security Agreement (as defined below) with Silicon Valley Bank. The terms of the 2022 Loan and Security Agreement include a term loan of up to $20 million available in two tranches with the first tranche of $10 million that was drawn at closing in June of 2022, and a second tranche of $10 million available at closing of the Series D-2 was not drawn. Additionally, we may have access to a third tranche of $30 million subject to certain financing milestones. The term loan matures on June 1, 2026 and accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 6.45%. The rate in effect at June 30, 2023 was 14.7%. Refer to Note 14 to the Consolidated Financial Statements.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table presents our statement of operations data for the six months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods (in thousands):

	Six Months Ended June 30,
	2023	2022	Change $	Change %
Revenue:
Partnership revenue	$1,747	$945	$802	85%
Product revenue	332	322	10	3%
Total revenue	2,079	1,267	812	64%
Expenses:
Cost of product revenues	98	102	(4)	(4)%
Research and development	16,753	8,503	8,250	97%
Selling, general and administrative	9,729	5,424	4,305	79%
Total expenses	26,580	14,029	12,551	89%
Loss from operations	(24,501)	(12,762)	(11,739)	(92)%
Other income (expense):
Interest income (expense), net	1,826	(482)	2,308	479%
Loss on fair value adjustment of warrant liability	(294)	(1,160)	866	75%
Loss on debt extinguishment	—	(682)	682	100%
(Loss) gain on fair value of strategic investments	(17)	1,510	(1,527)	(101)%
Total other income (expense)	1,515	(814)	2,329	286%
Net loss	$(22,986)	$(13,576)	$(9,410)	(69)%

Partnership Revenue

Partnership revenue increased by $802,000, or approximately 85%, to $1.7 million in the six months ended June 30, 2023 from $945,000 for the six months ended June 30, 2022. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the six months ended June 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $8.3 million and $6.6 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 3% as of June 30, 2023 as compared to the estimates as of December 31, 2022, and increased by approximately 10% as of June 30, 2022, as compared to the estimates as of December 31, 2021.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue increased by $10,000, or approximately 3%, to $332,000 in the six months ended June 30, 2023 from $322,000 for the six months ended June 30, 2022.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The increase in product revenue was primarily due to a increase in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $4,000, or approximately 4%, to $98,000 in the six months ended June 30, 2023 from $102,000 for the six months ended June 30, 2022. The decrease was primarily due to decreased production costs of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Personnel and consulting costs	$8,088	$3,908
Non-clinical development costs	6,601	3,856
Clinical development costs	2,064	739
Total research and development expenses	$16,753	$8,503

Research and development expenses increased by $8.3 million, or approximately 97%, to $16.8 million for the six months ended June 30, 2023 from $8.5 million for the six months ended June 30, 2022. This is primarily due to an increase in support of ongoing work to advance BackBeat CNT and Virtue SAB into planned pivotal studies during 2023 and included an increase in personnel related expenses of $3.2 million due to increased headcount and associated expenses, along with increased stock-based compensation of $932,000, an increase of $2.7 million in research and development program costs, supplies, and testing, and an increase of $1.3 million in clinical development costs.

The total research and development expenses summarized above include $8.2 million for the six months ended June 30, 2023 and $6.3 million for the six months ended June 30, 2022 related to the Terumo Agreement. The increase of $1.9 million is due to increased expense activity related to the Terumo Agreement during the 2023 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.3 million, or approximately 79%, to $9.7 million for the six months ended June 30, 2023, from $5.4 million of expense for the six months ended June 30, 2022. The increase was primarily due to an increase in headcount which resulted in a $232,000 increase in salary and medical benefit costs, along with increased stock-based compensation of $2.0 million, and an increase of $1.3 million of accounting, finance, legal expenses, investor relations and public relations expenses incurred in connection with the overall growth of the business and in preparation for becoming and being a public company.

Interest Income (Expense), Net

Interest income (expense), net, increased by $2.3 million, or approximately 479%, to $1.8 million of income for the six months ended June 30, 2023, from $482,000 of expense for the six months ended June 30, 2022. The net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement. The net interest expense in the 2022 period consisted primarily of interest expense incurred resulting from the December 31, 2020 drawdown of the $10.0 million tranche from the 2019 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was a loss of $294,000 for the six months ended June 30, 2023, as compared to a loss of $1.2 million for the six months ended June 30, 2022. The change year over year is primarily a result of the change in the fair value of our outstanding warrants due to an increase in the fair value of the underlying common stock.

Loss on Debt Extinguishment

The loss on debt extinguishment was $682,000 for the six months ended June 30, 2022. The loss was due to recognition of unamortized debt discount as well as early termination payments related to the early termination and repayment of the existing 2019 Loan and Security Agreement in June 2022.

(Loss) Gain on Fair Value of Strategic Investments

The loss in fair value of strategic investments was $17,000 for the six months ended June 30, 2023, as compared to a gain of $1.5 million for the six months ended June 30, 2022. The amounts recognized for the six months ended June 30, 2023 related to the change in fair value in our common stock holdings of Motus GI.  The amount recognized for the six months ended June 30, 2022, relates to a gain on our strategic investment in Vivasure of $1.9 million, partially offset by the change in fair value in our common stock holdings of Motus GI. The gain on our strategic investment in Vivasure was attributable to an observable price change for an identical investment due to a new third-party investment. Therefore, the investment was measured at fair value and a gain was recognized.

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table presents our statement of operations data for the three months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended June 30,

	2023	2022	Change $	Change %
Revenue:
Partnership revenue	$728	$229	$499	$218%
Product revenue	187	172	15	9%
Total revenue	915	401	514	128%
Expenses:
Cost of product revenues	54	60	(6)	(10)%
Research and development	8,499	5,029	3,470	69%
Selling, general and administrative	5,318	2,946	2,372	81%
Total expenses	13,871	8,035	5,836	73%
Loss from operations	(12,956)	(7,634)	(5,322)	(70)%
Other income (expense):
Interest income (expense), net	941	(246)	1,187	483%
Loss on fair value adjustment of warrant liability	—	(1,015)	1,015	100%
Loss on debt extinguishment	—	(682)	682	100%
(Loss) gain on fair value of strategic investments	(31)	1,730	(1,761)	(102)%
Total other income (expense)	910	(213)	1,123	527%
Net loss	$(12,046)	$(7,847)	$(4,199)	$(54)%

Partnership Revenue

Partnership revenue increased by $499,000, or approximately 218%, to $728,000 in the three months ended June 30, 2023 from $229,000 for the three months ended June 30, 2022. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the three months ended June 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $4.5 million and $3.9 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 3% as of June 30, 2023 as compared to the estimates as of March 31, 2023, and increased by approximately 10% as of June 30, 2022, as compared to the estimates as of March 31, 2022.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue increased by $15,000, or approximately 9%, to $187,000 in the three months ended June 30, 2023 from $172,000 for the three months ended June 30, 2022.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The increase in product revenue was primarily due to a increase in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $6,000, or approximately 10%, to $54,000 in the three months ended June 30, 2023 from $60,000 for the three months ended June 30, 2022. The decrease was primarily due to decreased production costs of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Personnel and consulting costs	$3,868	$2,030
Non-clinical development costs	3,871	2,517
Clinical development costs	760	482
Total research and development expenses	$8,499	$5,029

Research and development expenses increased by $3.5 million, or approximately 69%, to $8.5 million for the three months ended June 30, 2023, from $5.0 million for the three months ended June 30, 2022. This is primarily due to an increase in support of ongoing work to advance BackBeat CNT and Virtue SAB into planned pivotal studies during 2023 and included an increase in personnel related expenses of $1.4 million due to increased headcount and associated expenses, along with increased stock-based compensation of $399,000, an increase of $1.4 million in research and development program costs, supplies, and testing, and an increase of $278,000 in clinical development costs.

The total research and development expenses summarized above include $4.4 million for the three months ended June 30, 2023 and $3.8 million for the three months ended June 30, 2022 related to the Terumo Agreement. The increase of $657,000 is due to increased expense activity related to the Terumo Agreement during the 2023 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.4 million, or approximately 81%, to $5.3 million for the three months ended June 30, 2023, from $2.9 million of expense for the three months ended June 30, 2022. The increase was primarily due to an increase in stock-based compensation of $1.1 million, and an increase of $691,000 of accounting, finance, legal expenses, investor relations and public relations expenses incurred in connection with the overall growth of the business and in preparation for becoming and being a public company.

Interest Income (Expense), Net

Interest income (expense), net, increased by $1.2 million, or approximately 483%, to $941,000 of income for the three months ended June 30, 2023, from $246,000 of expense for the three months ended June 30, 2022. The net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement. The net interest expense in the 2022 period consisted primarily of interest expense incurred resulting from the December 31, 2020 drawdown of the $10.0 million tranche from the 2019 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was a loss of $1.0 million for the three months ended June 30, 2022. There were no additional charges for the adjustment of fair value for warrant liability in the three months ended June 30, 2023 as it had been settled in the first quarter with the close of the Business Combination.

Loss on Debt Extinguishment

The loss on debt extinguishment was $682,000 for the three months ended June 30, 2022. The loss was due to recognition of unamortized debt discount as well as early termination payments related to the early termination and repayment of the existing 2019 Loan and Security Agreement in June 2022.

(Loss) Gain on Fair Value of Strategic Investments

The loss in fair value of strategic investments was $31,000 for the three months ended June 30, 2023, as compared to a gain of $1.7 million for the three months ended June 30, 2022. The amounts recognized for the three months ended June 30, 2023 related to the change in fair value in our common stock holdings of Motus GI. The amount recognized for the three months ended June 30, 2022, relates to a gain on our strategic investment in Vivasure of $1.9 million, partially offset by the change in fair value in our common stock holdings of Motus GI. The gain on our strategic investment in Vivasure was attributable to an observable price change for an identical investment due to a new third-party investment. Therefore, the investment was measured at fair value and a gain was recognized.

Liquidity and Capital Resources

From inception through June 30, 2023, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $23.0 million and $13.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $222.7 million. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million from the Terumo Agreement through June 30, 2023. We had $16.4 million in cash and cash equivalents at June 30, 2023, which consisted primarily of bank deposits and money market funds. We also had $101.3 million of short-term marketable securities at June 30, 2023, which consisted primarily of our investments in corporate and government debt securities.

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

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(24,871)	$(13,289)
Net cash used in investing activities	(35,411)	(521)
Net cash provided by financing activities	56,907	110,845
Net (decrease) increase in cash and cash equivalents	$(3,375)	$97,035

Comparison of the Six Months Ended June 30, 2023 and 2022

Net Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $24.9 million and primarily consisted of our net loss of $23.0 million and changes in net operating assets and liabilities of $3.8 million, which was offset by non-cash charges of $1.9 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $294,000 and stock-based compensation of $3.2 million, offset by $2.1 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities were primarily due to a decrease in accounts payable and accrued expenses of $1.0 million, an increase in prepaid expenses and other assets of $723,000, and a decrease in deferred revenue of $1.7 million and various other immaterial changes.

Net cash used in operating activities for the six months ended June 30, 2022, was $13.3 million and primarily consisted of our net loss of $13.6 million, and changes in net operating assets and liabilities of $830,000, which was offset by non-cash charges of $1.1 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $1.2 million, loss on debt extinguishment of $682,000, stock-based compensation of $289,000, amortization of deferred financing costs of $91,000 and non-cash lease expense of $269,000, offset by a $1.5 million gain on the fair value of strategic investments. The net change in operating assets and liabilities were primarily due to a decrease in deferred revenue of $945,000 and an increase in prepaid expenses and other assets of $485,000, offset by an increase in accounts payable, accrued expenses and other liabilities of $672,000 and various other immaterial changes

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $35.4 million, which primarily consisted of the purchase of $99.5 million of marketable securities offset by the sale of $64.2 million of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2022, was $521,000, which consisted of the purchase of $313,000 of property and equipment and the purchase of $208,000 of strategic investments.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $56.9 million for the six months ended June 30, 2023 was primarily attributable to net proceeds from the Business Combination. For additional information, see Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities of $110.8 million for the six months ended June 30, 2022, was attributable to gross proceeds from the Series D-1 private equity financing, and the Series D-2 private equity financing totaling $110 million, and proceeds from the 2022 Loan and Security Agreement with Avenue Venture Opportunities Fund I and II of $10 million. These proceeds were offset by $2.7 million of deferred financing costs and principal repayment of $6.4 million, inclusive of debt extinguishment costs, from the termination of the 2019 Loan and Security Agreement with Silicon Valley Bank.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2023 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,284	$833	$835	$616	$—
Debt, principal and interest(1)	13,776	1,495	12,281	—	—
Total	$16,060	$2,328	$13,116	$616	$—
(1)	In June 2022, Legacy Orchestra entered into the 2022 Loan and Security Agreement with Avenue Venture Opportunities Fund I and II. As part of the 2022 Loan and Security Agreement, Legacy Orchestra paid off the balance of the 2019 Loan and Security Agreement with Silicon Valley Bank. The 2022 Loan and Security Agreement will mature in June 2026. Refer to Note 14 to the Consolidated Financial Statements for additional information.

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

We have determined that intellectual property licensed to Terumo and the research and development services to be provided through the premarket approval by the FDA for the ISR indication represent a combined performance obligation that is satisfied over time, and that the appropriate method of measuring progress for purposes of recognizing revenues relates to a proportional performance model that measures the proportional performance based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the performance obligation. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

In the six months ended June 30, 2023, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $303,000, which resulted in a $0.01 effect on net loss per share, basic and diluted. In the six months ended June 30, 2022, the impact of the changes in estimates resulted in reduction of partnership revenues of $847,000, which resulted in a $0.05 effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through June 30, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

During the three months ended June 30, 2023 and 2022, stock-based compensation was $1.7 million and $219,000, respectively.  During the six months ended June 30, 2023 and 2022, stock-based compensation was $3.2 million and $289,000, respectively.  As of June 30, 2023, we had approximately $6.6 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 3 years.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that management has added resources to its accounting department and implemented a number of process changes to improve the overall control environment as a result of Legacy Orchestra becoming a public company.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described under the heading “Item 1A. Risk Factors” in the Q1 10-Q, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Q1 10-Q.

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

Although we are currently negotiating with Terumo mutually agreeable adjustments to certain target achievement dates to reflect the regulatory and pandemic-related delays, there is no assurance as to the outcome of these negotiations with respect to any potential modifications to the milestone target achievement dates. If we are unable to complete such milestone negotiations to our satisfaction or to the satisfaction of Terumo, our development and commercialization plans for Virtue SAB and/or our relationship with Terumo could be adversely impacted. In addition, our failure to earn milestone payments under our agreement with Terumo will have an adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2	Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
10.1†

Consulting Agreement, dated as of June 5, 2023, by and between the Company and Michael Kaswan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 8, 2023).

10.2†	Offer Letter, dated as of June 5, 2023, by and between the Company and Andrew Taylor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 8, 2023).
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Filed herewith.

†	Indicates a management contract or compensatory plan.
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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: August 10, 2023	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)