Form 10-Q
period 2023-09-30
Orchestra BioMed Holdings, Inc.
filed 2023-11-13
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 35,743,972 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future;
●	our ability to realize the anticipated benefits of the Business Combination (as defined in Part I, Item 1, Note 1, “Organization and Basis of Presentation,” in the notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;

ii

●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;
●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our names recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the heading “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 10-Q”) and under the heading “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, as well as elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,078	$19,784
Marketable securities	89,410	63,915
Strategic investments, current portion	362	86
Accounts receivable, net	86	96
Inventory	137	276
Prepaid expenses and other current assets	1,116	533
Total current assets	110,189	84,690
Property and equipment, net	1,355	1,489
Right-of-use assets	1,714	2,187
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	604	4,711
TOTAL ASSETS	$116,357	$95,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,150	$3,968
Accrued expenses and other liabilities	4,301	5,376
Operating lease liability, current portion	747	697
Warrant liability	—	2,089
Deferred revenue, current portion	3,676	6,436
Loan payable, current portion	9,599	—
Total current liabilities	21,473	18,566
Deferred revenue, less current portion	13,845	13,103
Loan payable, less current portion	—	9,490
Operating lease liability, less current portion	1,117	1,683
Other long-term liabilities	266	196
TOTAL LIABILITIES	36,701	43,038

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 35,743,972 and 20,187,850 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	4	2
Additional paid-in capital	315,765	252,274
Accumulated other comprehensive loss	(77)	(8)
Accumulated deficit	(236,036)	(199,734)
TOTAL STOCKHOLDERS’ EQUITY	79,656	52,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,357	$95,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Partnership revenue	$271	$986	$2,018	$1,931
Product revenue	148	177	480	499
Total revenue	419	1,163	2,498	2,430
Expenses:
Cost of product revenues	41	56	139	158
Research and development	8,558	5,899	25,311	14,402
Selling, general and administrative	6,344	5,275	16,073	10,699
Total expenses	14,943	11,230	41,523	25,259
Loss from operations	(14,524)	(10,067)	(39,025)	(22,829)
Other income (expense):
Interest income (expense), net	915	63	2,741	(419)
Gain (loss) on fair value adjustment of warrant liability	—	36	(294)	(1,124)
Loss on debt extinguishment	—	—	—	(682)
Gain (loss) on fair value of strategic investments	293	(314)	276	1,196
Total other income (expense)	1,208	(215)	2,723	(1,029)
Net loss	$(13,316)	$(10,282)	$(36,302)	$(23,858)
Net loss per share
Basic and diluted	$(0.38)	$(0.51)	$(1.11)	$(1.80)
Weighted-average shares used in computing net loss per share, basic and diluted	35,243,598	20,187,773	32,586,431	13,236,450
Comprehensive loss
Net loss	$(13,316)	$(10,282)	$(36,302)	$(23,858)
Unrealized loss on marketable securities	19	—	(69)	—
Comprehensive loss	$(13,297)	$(10,282)	$(36,371)	$(23,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2023 (as previously reported)	35,694,179	$165,923	2,522,214	$—	$86,353	$(8)	$(199,734)	$(113,389)
Retroactive application of reverse capitalization (Note 3)	(35,694,179)	(165,923)	17,665,636	2	165,921	—	—	165,923
Balance, January 1, 2023 effect of Merger	—	—	20,187,850	2	252,274	(8)	(199,734)	52,534
Effect of Merger and recapitalization (refer to Note 3)	—	—	11,422,741	1	54,301	—	—	54,302
Reclassification of Legacy Orchestra common stock warrants to stockholders’ equity	—	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	—	1,489	—	—	1,489
Exercise of stock options	—	—	2,325	—	10	—	—	10
Exercise of warrants	—	—	128,231	—	11	—	—	11
Net loss	—	—	—	—	—	—	(10,940)	(10,940)
Balance, March 31, 2023	—	$—	31,741,147	$3	$310,458	$(35)	$(210,674)	$99,752
Issuance of shares in settlement of earnout	—	—	3,999,987	1	—	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	—	—	1,707	—	—	1,707
Exercise of stock options	—	—	15,500	—	64	—	—	64
Exercise of warrants	—	—	32,279	—	22	—	—	22
Forfeiture of restricted stock awards	—	—	(45,906)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,046)	(12,046)
Balance, June 30, 2023	—	$—	35,743,007	$4	$312,251	$(96)	$(222,720)	$89,439
Unrealized gain on marketable securities	—	—	—	—	—	19	—	19
Stock-based compensation	—	—	—	—	3,510	—	—	3,510
Exercise of stock options	—	—	965	—	4	—	—	4
Net loss	—	—	—	—	—	—	(13,316)	(13,316)
Balance, September 30, 2023	—	$—	35,743,972	$4	$315,765	$(77)	$(236,036)	$79,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2022 (as previously reported)	12,075,976	$51,452	2,185,297	$—	$94,894	$—	$(166,126)	$(71,232)
Retroactive application of reverse capitalization (Note 3)	(12,075,976)	(51,452)	6,636,983	1	51,451	—	—	51,452
Balance, January 1, 2022 effect of Merger	—	—	8,822,280	1	146,345	—	(166,126)	(19,780)
Stock-based compensation	—	—	—	—	70	—	—	70
Exercise of stock options	—	—	5,696	—	25	—	—	25
Exercise of warrants	—	—	68,588	—	230	—	—	230
Proceeds from private placement	—	—	1,240,169	—	25,262	—	—	25,262
Net loss	—	—	—	—	—	—	(5,729)	(5,729)
Balance, March 31, 2022	—	$—	10,136,733	$1	$171,932	$—	$(171,855)	$78
Stock-based compensation	—	—	—	—	219	—	—	219
Exercise of stock options	—	—	21,442	—	92	—	—	92
Exercise of warrants	—	—	4,650	—	(151)	—	—	(151)
Proceeds from private placement financing	—	—	10,015,015	1	76,392	—	—	76,393
Shares issued pursuant to consulting agreement	—	—	9,300	—	38	—	—	38
Issuance of warrants pursuant to debt refinancing	—	—	—	—	178	—	—	178
Other	—	—	—	—	506	—	—	506
Net loss	—	—	—	—	—	—	(7,847)	(7,847)
Balance, June 30, 2022	—	$—	20,187,140	$2	$249,206	$—	$(179,702)	$69,506
Stock-based compensation	—	—	—	—	2,223	—	—	2,223
Exercise of stock options	—	—	710	—	4	—	—	4
Proceeds from private placement financing	—	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	—	—	(10,282)	(10,282)
Balance, September 30, 2022	—	$—	20,187,850	$2	$251,410	$—	$(189,984)	$61,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,302)	$(23,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	152
Shares issued as compensation for consulting services	—	38
Stock-based compensation	6,706	2,512
Loss on fair value adjustment of warrant liability	294	1,124
Gain on fair value of strategic investments	(276)	(1,196)
Accretion and interest related to marketable securities	(3,181)	—
Loss on debt extinguishment	—	682
Non-cash lease expense	473	419
Amortization of deferred financing fees	109	127
Changes in operating assets and liabilities:
Accounts receivable	10	25
Inventory	139	(262)
Prepaid expenses and other assets	(458)	(475)
Accounts payable, accrued expenses and other liabilities	(348)	2,294
Operating lease liabilities – current and non-current	(516)	(196)
Deferred revenue	(2,018)	(1,931)
Net cash used in operating activities	(35,153)	(20,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(81)	(537)
Sales of marketable securities	115,690	—
Purchases of marketable securities	(138,073)	(208)
Net cash used in investing activities	(22,464)	(745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt financing, inclusive of debt extinguishment costs	—	(6,446)
Proceeds from Avenue term loan	—	10,000
Proceeds from exercise of warrants	23	79
Proceeds from exercise of stock options	78	121
Effect of merger, net of transaction costs (Note 3)	56,810	—
Proceeds from private placement financing	—	109,830
Deferred financing, offering and merger costs	—	(5,237)
Net cash provided by financing activities	56,911	108,347
Net (decrease) increase in cash and cash equivalents	(706)	87,057
Cash and cash equivalents, beginning of the period	19,784	9,938
Cash and cash equivalents, end of the period	$19,078	$96,995
Supplemental Disclosures of Cash Flow Information
Cash paid during the nine months ended September 30:
Interest	$1,098	$1,040
Non-cash financing activities:
Deferred offering and merger costs in accounts payable and accrued expenses	—	5,682
Warrants issued pursuant to private placement financing	—	620
Warrants issued pursuant to debt financing	—	178

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) (formerly known as Health Sciences Acquisitions Corporation 2) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s lead product candidate is BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”) for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide. The Company is also developing Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

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

Legacy Orchestra, the Company’s wholly owned subsidiary, was incorporated in Delaware in January 2017 and was formed to acquire operating and other assets as well as to raise capital conducted through private placements. In May 2018, Legacy Orchestra concurrently completed its formation mergers (the “Formation Mergers”) with Caliber Therapeutics, Inc., a Delaware corporation, BackBeat Medical, Inc., a Delaware Corporation, and FreeHold Surgical, Inc., a Delaware corporation. Legacy Orchestra completed the conversions of BackBeat Medical, Inc. to BackBeat Medical, LLC (“BackBeat”), a Delaware limited liability company, of FreeHold Surgical, Inc. to FreeHold Surgical, LLC (“FreeHold”) and of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC (“Caliber”), a Delaware limited liability company, in 2019.

Caliber

Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product Virtue SAB in 2008. Virtue SAB is a patented drug/device combination product candidate for the treatment of artery disease that delivers a proprietary extended release formulation of sirolimus called SirolimusEFR to the vessel wall during balloon angioplasty without any coating on the balloon surface or the need for leaving a permanent implant such as a stent in the artery. In 2019, Legacy Orchestra entered into a distribution agreement with Terumo Medical Corporation (“Terumo”) for global development and commercialization of Virtue SAB (the “Terumo Agreement”) (See Note 4).

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product BackBeat CNT that same year. BackBeat CNT is a patented implantable cardiac stimulation-based treatment for hypertension that is designed to immediately, substantially and persistently lower blood pressure while simultaneously modulating autonomic nervous system responses that normally drive and maintain blood pressure higher. Refer to Note 5 for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Legacy Orchestra, BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”).

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally-invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visual and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our report for the year ended December 31, 2022 together with the related notes thereto, filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the SEC on March 24, 2023.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of September 30, 2023, the Company had an accumulated deficit of $236.0 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of September 30, 2023, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital beyond the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s research and development programs.

2. Summary of Significant Accounting Policies

Reverse Recapitalization

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, HSAC2 is treated as the “acquired” company, and Legacy Orchestra is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Orchestra issuing stock for the net assets of HSAC2, accompanied by a recapitalization. As a result, the consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Orchestra. Additionally, the shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based the exchange ratio established in the Merger Agreement (the “Exchange Ratio”). For additional information on the Business Combination and the Exchange Ratio, see Note 3 to these unaudited condensed consolidated financial statements.

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

The Company will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of HSAC2, (2) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which the Company is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock of the Company (“Company Common Stock”) held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

The Company’s strategic investments consist of equity investments in common stock of Motus GI Holdings, Inc. (“Motus GI”), a publicly-held company and related party, and preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The Company classifies strategic investments on its balance sheet as current assets if the assets are available for use for current operations, and the Company does not have a specific plan to hold the investments for a certain duration of time. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. Therefore, the Company categorized the investments as current assets. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of September 30, 2023 and December 31, 2022, the carrying value of the investments in Vivasure was $2.5 million.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in Motus GI, marketable securities, and warrant liabilities at fair value. In addition, at September 30, 2023, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. See Note 6 for additional information regarding fair value measurements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of September 30, 2023 and December 31, 2022, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of September 30, 2023 and December 31, 2022, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. Since the Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (Note 3) and unvested restricted stock awards and restricted stock units. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares (as defined in Note 3)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At September 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and nine months ended September 30, 2023, the Company made $98,000 and $279,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

In connection with the Business Combination, HSAC2 Holdings, LLC (the “Sponsor”) agreed that 25% or 1,000,000 shares of its shares of Company Common Stock will be forfeited to the Company (the “Forfeitable Shares”) on the first business day following the fifth anniversary of the Closing unless, as to 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30-trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30-trading day period (the “Final Milestone Event”). Further, the Sponsor and HSAC2’s other initial shareholders prior to HSAC2’s initial public offering (the “HSAC2 IPO”) agreed to subject (i) the 4,000,000 shares of Company Common Stock issued to HSAC2’s initial shareholders prior to the HSAC2 IPO (the “Insider Shares”) and (ii) the 450,000 shares of Company Common Stock purchased in a private placement simultaneously with the HSAC2 IPO (the “Private Shares”) to a lock-up for up to 12 months following the Closing, and the Sponsor forfeited 50% of its 1,500,000 warrants in HSAC2 purchased upon consummation of the HSAC2 IPO (the “Private Warrants”), comprising 750,000 Private Warrants, for no consideration, immediately prior to the Closing (the “Sponsor Forfeiture”). Pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, HSAC2 issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra (the “Officer and Director Warrants”). The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing.  On April 12, 2023, the Initial Milestone Event was achieved, and, as a result, 500,000 of the Forfeitable Shares are no longer subject to forfeiture.

In connection with the Business Combination, existing Legacy Orchestra stockholders also had the opportunity to elect to participate in an earnout (the “Earnout”) pursuant to which each such electing stockholder (an “Earnout Participant”) may receive a portion of additional contingent consideration of up to 8,000,000 shares of Company Common Stock in the aggregate (“Earnout Consideration”). Each Earnout Participant agreed to extend their applicable lock-up period from 6 months to 12 months after the Closing, pursuant to an Earnout Election Agreement and such Earnout Participants will collectively be entitled to receive: (i) 4,000,000 shares of the Earnout Consideration, in the aggregate, in the event that, from the time beginning immediately after the Closing until the fifth anniversary of the Closing Date (the “Earnout Period”), the Initial Milestone Event occurs; and (ii) an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, in the event that, during the Earnout Period, the Final Milestone Event occurs. Approximately, 91% of Legacy Orchestra stockholders elected to participate in the Earnout.  On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding).

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

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy Orchestra Common Stock (“Legacy Orchestra Options”) granted under the Orchestra BioMed, Inc. 2018 Stock Incentive Plan (“2018 Plan”) (see Note 11) converted into stock options to purchase shares of Company Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio (the “Exchanged Options”).

The following table details the number of shares of Company Common Stock issued immediately following the consummation of the Business Combination:

Number of
Shares
Common stock of HSAC2, outstanding prior to the Business Combination	6,762,117
Less: Redemption of HSAC2 shares	(1,597,888)
Common stock held by former HSAC2 shareholders	5,164,229
HSAC2 sponsor shares	4,450,000
Shares issued related to Backstop Agreement	1,808,512
Total shares outstanding prior to issuance of merger consideration to Legacy Orchestra stockholders	11,422,741
Shares issued to Legacy Orchestra stockholders – Company Common Stock(1)	20,191,338
Total shares of Company Common Stock immediately after Business Combination(2)	31,614,079
(1)	The number of shares of common stock issued to Legacy Orchestra equity holders was determined based on (i) 2,522,214 shares of Legacy Orchestra Common Stock outstanding immediately prior to the closing of the Business Combination converted based on the Exchange Ratio and (ii) 35,694,179 shares of Legacy Orchestra Preferred Stock outstanding immediately prior to the Closing, which pursuant to their terms converted into Legacy Orchestra Common Stock immediately prior to the Closing and then converted into Company Common Stock based on the Exchange Ratio. All fractional shares were rounded down.
(2)	Excludes 8,000,000 shares of Company Common Stock issued or to be issued based on satisfaction of the Initial Milestone Event and the Final Milestone Event. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding).

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

4. Terumo Agreement

In June 2019, Legacy Orchestra entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications (the “Terumo Indications”). Under the Terumo Agreement, Legacy Orchestra received an upfront payment of $30 million and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing. The Company was initially eligible to receive up to $65 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the issuance date of these financial statements, the target achievement date for two $5 million milestone payments has already passed. In addition, due to delays in the Company’s Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $25 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, the Company and Terumo have been negotiating for mutually agreeable adjustments to its current agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. The Company has delayed initiation of its Virtue ISR-US pivotal study, for which it secured conditional IDE approval from the FDA on August 8, 2023, until such time as the Company restructures its partnership agreement with Terumo in a manner that provides the Company with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. Initiation of the Virtue ISR-US pivotal study is currently targeted for 2024 pending ongoing negotiations with Terumo. If negotiations are not completed to the Company’s satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of September 30, 2023 and December 31, 2022, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the nine months ended September 30, 2023 and 2022:

Deferred Revenue – December 31, 2022 (in thousands)	$19,539
Revenue recognized	(2,018)
Deferred Revenue – September 30, 2023	$17,521

Deferred Revenue – December 31, 2021	$22,401
Revenue recognized	(1,931)
Deferred Revenue – September 30, 2022	$20,470

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of September 30, 2023. The Company expects to recognize approximately $3.7 million of its deferred revenue during the next twelve months and recognize the remaining approximately $13.8 million through the remainder of the performance period, which is currently estimated to be completed in 2028 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended September 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $3.4 million and $4.0 million, respectively. For the nine months ended September 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $11.7 million and $10.6 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 7% as of September 30, 2023, as compared to the estimates as of December 31, 2022, and increased by approximately 10% as of September 30, 2022, as compared to the estimates as of December 31, 2021. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a reduction of partnership revenues of $558,000 and $10,000 for the three months ended September 30, 2023 and 2022, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of the changes in estimates resulted in a reduction of partnership revenues of $882,000 and $956,000 for the nine months ended September 30, 2023 and 2022, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share, basic and diluted, for the three months ended September 30, 2023 was an increase of $0.02 and no impact for the three months ended September 30, 2022. The impact of these changes in estimates on the net loss per share, basic and diluted, for the nine months ended September 30, 2023 and 2022 was an increase of $0.03 and $0.07, respectively.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through September 30, 2023, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

5. Medtronic Agreement

In June 2022, Legacy Orchestra, BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of hypertension (“HTN”) in patients indicated for a cardiac pacemaker (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company will sponsor a multinational pivotal study to support regulatory approval of BackBeat CNT in the Primary Field and be financially responsible for development, clinical and regulatory costs associated with this pivotal study. Medtronic is currently working with the Company to integrate BackBeat CNT into its top-of-the-line, commercially available dual-chamber pacemaker system for use in the pivotal trial and will provide development, clinical and regulatory resources in support of the pivotal trial, for which the Company will reimburse Medtronic at cost.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and nine months ended September 30, 2023, the Company incurred approximately $854,000 and $3.1 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $1.4 million is included within accounts payable and accrued expenses in the Company’s September 30, 2023 condensed consolidated balance sheet. During the three and nine months ended September 30, 2022, the Company incurred approximately $530,000 of research and development costs related to these reimbursements pursuant to the Medtronic Agreement.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through September 30, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

6. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$13,618	$—	$—	$13,618
Investment in Motus GI (see Note 7)	362	—	—	362
Marketable securities (Corporate and Government debt securities)	—	89,410	—	89,410
Total assets	$13,980	$89,410	$—	$103,390

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$8,708	$—	$—	$8,708
Investment in Motus GI (see Note 7)	86	—	—	86
Marketable securities (Corporate and Government debt securities)	—	63,915	—	63,915
Total assets	$8,794	$63,915	$—	$72,709
Liabilities:
Warrant liability (see Note 10)	$—	$—	$2,089	$2,089
Total liabilities	$—	$—	$2,089	$2,089

The Level 2 assets consist of government and corporate debt securities which are valued using market observable inputs, including the current interest rate and other characteristics for similar types of investments, whose fair value may not represent actual transactions of identical securities. There were no transfers between Levels 1, 2 or 3 for the periods presented.

Prior to the closing of the Business Combination, the Company’s warrant liability was measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs, and any change in fair value was recognized as change in fair value of warrant liability in the Company’s condensed consolidated statements of operations and comprehensive loss. As of the Closing Date, all Legacy Orchestra liability classified warrants were reclassified to equity. Refer to Note 10 for the valuation technique and assumptions used in estimating the fair value of the warrants and discussion on the change in classification.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Warrant
Liability
Balance—December 31, 2022	$2,089
Warrants exercised prior to the Business Combination	(10)
Change in fair value of warrants	294
Warrants reclassified to equity	(2,373)
Balance—March 31, 2023	—
Balance—June 30, 2023	—
Balance—September 30, 2023	$—

7. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$25,625	$—	$(24)	$25,601
Government debt securities	63,862	1	(54)	63,809
Total	$89,487	$1	$(78)	$89,410

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$52,242	$7	$—	$52,249
Government debt securities	11,681	—	(15)	11,666
Total	$63,923	$7	$(15)	$63,915

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

For the nine months ended September 30, 2023, the Company recognized realized losses on its marketable securities of $102,000 but did not recognize any realized gains or losses for the three months ended September 30, 2023.  For the three and nine months ended September 30, 2022, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company values the Motus GI investment by measuring fair value using the listed share price on the Nasdaq Capital Market on each valuation date.

Aggregate gains of $293,000 and $276,000 for the three and nine months ended September 30, 2023, respectively, were recorded to adjust the strategic investments in equity securities of Motus GI to its fair value of $362,000 at September 30, 2023. This was primarily the result of an agreement entered into on September 12, 2023 between the Company and Motus GI to exchange previously held royalty certificates, which had a de minimis carrying value, for 701,522 additional shares of Motus GI common stock.  Aggregate losses of $327,000 and $707,000 during the three and nine months ended September 30, 2022, respectively, were recorded to adjust the strategic investments in equity securities of Motus GI to its fair value of $86,000 at December 31, 2022, which is classified as strategic investments within current assets on the accompanying condensed consolidated balance sheets.

The Company’s long-term strategic investments as of September 30, 2023 represent investments made in Vivasure in 2020, 2021 and 2022 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022 related to these investments.

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

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Equipment	$1,783	$1,712
Office furniture	367	364
Leasehold improvements	198	191
Property and equipment, gross	2,348	2,267
Less accumulated depreciation and amortization	(993)	(778)
Total Property and equipment, net	$1,355	$1,489

Depreciation and amortization expense was $71,000 and $54,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense was $215,000 and $152,000 for the nine months ended September 30, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued compensation	$2,571	$2,480
Clinical trial accruals	956	1,003
Other accrued expenses	774	1,893
Total accrued expenses	$4,301	$5,376

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2023, no shares of preferred stock were outstanding.

10. Warrants

The Company evaluates its outstanding warrants to determine if the instruments qualify for equity or liability classification.

Private Warrants

Prior to the Merger, HSAC2 had outstanding 1,500,000 Private Warrants, which were issued in connection with the HSAC2 IPO to the Sponsor. Each Private Warrant entitles the holder thereof to purchase one share of Company Common Stock at a price of $11.50 per share, subject to adjustment as provided therein. The Private Warrants became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination. Each Private Warrant is non-redeemable and may be exercised on a cashless basis. Since these warrants are indexed to the Company’s publicly traded common stock, they are classified within equity.

As described in Note 3, the Sponsor and HSAC2’s other initial shareholders prior to the HSAC2 IPO agreed to subject (i) the 4,000,000 Insider Shares and (ii) the 450,000 Private Shares to a lock-up for up to 12 months following the Closing and the Sponsor forfeited 50% of its 1,500,000 Private Warrants, comprising 750,000 Private Warrants, for no consideration, immediately prior to the Closing. Pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, HSAC2 issued 750,000 Officer and Director Warrants to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing.

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

The Company calculates the fair value of the outstanding warrant liability at each reporting date by estimating the equity value of the Company, and then utilizing option pricing models to allocate the total equity value to the shares and warrants outstanding. The inputs used in the valuation models for the Company’s warrant liability are as follows:

Period from
January 1, 2023
	to January 26, 2023	September 30, 2022
Expected volatility	44 – 49%	42 – 45%
Risk-free interest rate	3.60 – 4.80%	3.30 – 4.10%
Remaining term in years	0.35 – 5.00	0.67 – 5.13
Exercise price of common warrants	$1.08 – $30.11	$1.08 – $30.11
Exercise price of Legacy preferred warrants	—	—
Common stock price	$10.63	$9.18
Legacy preferred stock price	—	—
Expected dividend yield	0%	0%

The Company’s warrant liability related to Legacy Orchestra warrant activity rollforward is as follows, with the warrants having been converted to reflect the effect of the Merger:

	Preferred	Common
(in thousands, except share data)	Warrants	Warrants	Amount
Balance December 31, 2022	—	1,327,074	$2,089
Warrants exercised prior to the business combination	—	(1,163)	(10)
Change in fair value of warrants as of January 26, 2023	—	—	294
Warrants reclassified to equity	—	(1,325,911)	(2,373)
Balance March 31, 2023	—	—	—
Balance June 30, 2023	—	—	—
Balance September 30, 2023	—	—	$—

	Preferred	Common
(in thousands, except share data)	Warrants	Warrants	Amount
Balance December 31, 2021	206,997	1,189,162	$635
Exercise of warrants	—	(68,587)	(156)
Change in the fair value of warrants	—	—	145
Balance March 31, 2022	206,997	1,120,575	624
Exercise of warrants	—	(4,650)	(15)
Forfeiture of warrants	—	(4,650)	(38)
Issuance of warrants related to Legacy Orchestra preferred stock financing	—	159,965	620
Amendments of existing warrants	(206,997)	206,997	810
Other	—	(150,000)	(335)
Change in the fair value of warrants	—	—	243
Balance June 30, 2022	—	1,328,237	1,909
Balance September 30, 2022	—	1,328,237	$1,909

Private Warrants and Assumed Legacy Orchestra Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of September 30, 2023 and December 31, 2022:

	Number of Shares
	September 30,	December 31,	Exercise
	2023	2022	Price	Term
Liability-classified Warrants
Legacy Orchestra Warrants	—	1,327,074	$0.50 – $14.00	0.10 – 4.50

Equity-classified Warrants
Legacy Orchestra Warrants	509,258	250,000	$0.50 – $14.00	0.10 – 8.75
Private Warrants Held by Sponsor	750,000	1,500,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees (Note 11)	675,000	—	$11.50	4.32
	1,934,258	1,750,000
Total Outstanding	1,934,258	3,077,074

11. Stock-Based Compensation

As of September 30, 2023, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

Orchestra BioMed, Inc. 2018 Stock Incentive Plan

Prior to the Merger, Legacy Orchestra maintained the 2018 Plan, under which Legacy Orchestra granted incentive stock options, non-qualified stock options and restricted stock awards to its employees and certain non-employees, including consultants, advisors and directors. The maximum aggregate shares of Legacy Orchestra Common Stock that was subject to awards and issuable under the 2018 Plan was 5.2 million shares prior to the Merger. Employees, consultants, and directors were eligible for awards granted under the 2018 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than three years.

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

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Effective Time, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of September 30, 2023, 3,561,678 shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan.

The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year.

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

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$391	$101	$1,206	$192
Selling, general and administrative	610	2,092	1,979	2,199
Total stock-based compensation	$1,001	$2,193	$3,185	$2,391

As of September 30, 2023, there was approximately $7.6 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of three years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$643	$—	$643	$—
Selling, general and administrative	1,595	30	2,142	121
Total stock-based compensation	$2,238	$30	$2,785	$121

As of September 30, 2023, there was approximately $10.6 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately two years.

As previously discussed in Note 3 and Note 10, pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, the Company issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra (the “Officer and Director Warrants”). The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing. The estimated grant-date fair value of these warrant awards issued concurrent with the close of the Business Combination was calculated using the Black-Scholes option pricing model. Assumptions used were an expected term (in years) of 5.00, expected volatility of 50%, risk-free interest rate of 3.54%, expected dividend yield of 0%, and fair value of common stock of $10.63.  During the nine months ended September 30, 2023, 75,000 of these warrants were forfeited resulting in a remaining 675,000 warrants outstanding.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$120	$—	$328	$—
Selling, general and administrative	150	—	408	—
Total stock-based compensation	$270	$—	$736	$—

As of September 30, 2023, there was approximately $2.8 million of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately three years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2018 Plan and the 2023 Plan:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2023	7,868,448	3.51	8.35	—
Retroactive application of Reverse Recapitalization (Note 3)	(4,209,620)	4.05	—	—
Outstanding at January 1, 2023, effect of Merger	3,658,828	7.56	8.35	—
Granted	1,080,875	8.19	—	—
Exercised	(18,790)	4.17	—	—
Forfeited/canceled	(141,848)	9.22	—	—
Outstanding September 30, 2023	4,579,065	7.72	8.03	$7,495
Exercisable at September 30, 2023	2,432,159	6.90	6.97	$5,794

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

Restricted Stock
Awards/Units
Outstanding
Outstanding January 1, 2023	158,589
Granted	1,695,222
Vested	(67,689)
Forfeited/canceled	(45,901)
Outstanding September 30, 2023	1,740,221

During the nine months ended September 30, 2023, the Company granted 1,695,222 restricted stock units at a weighted-average grant date fair value of $7.42, all of which were service-based restricted stock awards. No performance-based restricted stock awards were granted in the nine months ended September 30, 2023.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	6.09	6.00
Expected volatility	46%	49%
Risk-free interest rate	3.86%	2.96%
Expected dividend yield	0%	0%
Fair value of common stock	$8.19	$8.58

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

Expected Volatility — The expected volatility was derived from the historical stock volatilities of comparable peer public companies within the Company’s industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards since there has been no trading history of the Legacy Orchestra Common Stock and limited trading history of the Company Common Stock.

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

12. Leases

Office Lease

In January 2019, Legacy Orchestra entered into an additional addendum to the lease agreement for office space in New Hope, PA originally entered into in December 2009 (as amended, the “New Hope Lease”). The New Hope Lease covers 8,052 square feet and will expire in September 2024. Monthly fees will be between $9,000 and $19,000 for the period from commencement through expiration.

In November 2019, Legacy Orchestra entered into a new lease agreement for approximately 5,200 square feet of office space in New York, NY. The lease will expire in March 2028. Monthly fees will be between $28,000 and $30,000 for the period from commencement through expiration.

In January 2020, Legacy Orchestra entered into an agreement for the use of portions of the office space of Motus GI, a related party, in Fort Lauderdale, Florida. The agreement will expire in September 2024. The monthly fee commenced on the month following the date of agreement. Monthly fees will be between $12,000 and $17,000 for the period from commencement through expiration.

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

Operating cash flow supplemental information for the nine months ended September 30, 2023:

Cash paid for amounts included in the present value of operating lease liabilities was $669,000 during the nine months ended September 30, 2023 compared to $579,000 during the nine months ended September 30, 2022.

As of September 30, 2023:
Weighted average remaining lease term – operating leases, in years	3.60
Weighted average discount rate – operating leases	6.25%

Operating Leases

Rent/lease expense for office and lab space was approximately $209,000 and $198,000, respectively, for the three months ended September 30, 2023 and 2022. Rent/lease expense for office and lab space was approximately $626,000 and $552,000 for the nine months ended September 30, 2023 and 2022, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of September 30, 2023:

Operating
Leases
Year ending December 31:	(in thousands)
2023 (remaining three months)	$208
2024	727
2025	352
2026	352
2027	352
Thereafter	88
Total future minimum lease payments	$2,079
Imputed interest	(215)
Total liability	$1,864

13. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the year ended 2022 and the nine months ended September 30, 2023:

Vivasure Investments

In December 2020 and 2021, and April 2022, Legacy Orchestra invested in Vivasure, a related party, $183,000, $213,000, and $208,000, respectively, in the form of unsecured convertible redeemable notes. The unsecured convertible redeemable notes converted into Series D preferred stock of Vivasure in May of 2022 (Note 7).

Motus GI Investments

On September 12, 2023, Motus GI, a related party, and the Company entered into an agreement to terminate the rights of previously held royalty certificates in exchange for 701,522 additional shares of Motus GI common stock (Note 7).

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

The term loan accrues interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 6.45%. The rate in effect at September 30, 2023 was 15.0%. The repayment terms of the loan include monthly payments over a 4-year period, consisting of an initial 2-year interest-only period, followed by 24 monthly principal payments of $417,000 plus interest. In addition, there is a final payment equal to 4.25% of the initial commitment amount of $20 million, which will be accrued over the term of the loan using the effective-interest method.

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

Total interest expense recorded on these facilities during the three months ended September 30, 2023 and September 30, 2022 was approximately $469,000 and $387,000, respectively. Total interest expense recorded on these facilities during the nine months ended September 30, 2023 and September 30, 2022 was approximately $1.4 million and $880,000, respectively.

The following table shows the amount of principal payments due pursuant to the term loan under the 2022 Loan and Security Agreement by year:

Principal
Payments
Period ending September 30:	(in thousands)
2023 (remaining three months)	$—
2024	2,500
2025	5,000
2026	2,500
Total	$10,000

The term loan under the 2022 Loan and Security Agreement is secured by all of the Company’s assets, excluding intellectual property and certain other assets. The loan contains customary affirmative and restrictive covenants, including the Company’s ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to its holders, make investments, merge or consolidate with any other person or engage in transactions with the Company’s affiliates, but does not include any financial covenants.   On October 6, 2023, the 2022 Loan and Security Agreement was repaid in full and terminated. Refer to Note 16, Subsequent Events.

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

As discussed in Note 3, in connection with the Business Combination, existing Legacy Orchestra stockholders had the opportunity to elect to participate in the Earnout pursuant to which each such Earnout Participant may receive a portion of additional contingent consideration of up to 8,000,000 shares of Earnout Consideration. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding). Additionally, 500,000 of the Forfeitable Shares are no longer subject to forfeiture as a result of the Initial Milestone Event.

Diluted net loss per share of Company Common Stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Legacy Orchestra Warrants and Private Warrants, and Forfeitable Shares and Earnout Consideration, which would result in the issuance of incremental shares of Company Common Stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2023 and September 30, 2022, as their effect is anti-dilutive:

	Nine Months Ended
	September 30,
	2023	2022
Stock options	4,579,065	1,578,316
Company common stock warrants	1,934,258	1,328,237
Unvested restricted stock awards	1,740,221	168,108
Conversion option	416,667	—
Forfeitable shares	500,000	—
Earnout consideration	4,000,000	—
Total	13,170,211	3,074,661

16. Subsequent Events

On October 6, 2023, the Company terminated and repaid the 2022 Loan and Security Agreement (as defined in Note 14 above). In connection with the repayment and termination, the Company repaid $10 million of principal and issued warrants to purchase 27,707 shares of Company Common Stock at an exercise price of $7.67 per share in lieu of a cash payment of approximately $212,500 due with respect to certain fees under the 2022 Loan and Security Agreement. The Company also paid approximately $849,000 of net interest, prepayment fees, and legal fees.

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

Reverse Recapitalization

The Business Combination is accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, HSAC2 is treated as the “acquired” company and Legacy Orchestra is treated as the acquirer for financial reporting purposes. As a result, the consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Orchestra. Additionally, the shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on the exchange ratio established in the Merger Agreement (the “Exchange Ratio”). For additional information on the Business Combination and the Exchange Ratio, see Note 3 to the Consolidated Financial Statements.

Overview

We are a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies.  Our partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products we develop. We are led by a highly accomplished, multidisciplinary management team and a board of directors with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team. Our lead product candidate is BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide.  We have an  exclusive license and collaboration agreement with Medtronic,

Inc.  for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker.   We are also developing the Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. We have a strategic collaboration with Terumo Medical Corporation (“Terumo”) for the development and commercialization of Virtue SAB for the treatment of coronary and peripheral artery disease.

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from our distribution agreement (the “Terumo Agreement”) with Terumo, borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million from the Terumo Agreement through September 30, 2023. We have incurred net losses each year since inception. Our net losses were $13.3 million and $10.3 million for the three months ended September 30, 2023 and 2022, respectively, and $36.3 million and $23.9 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to incur significant losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $236.0 million.

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

Recent Developments

On September 19, 2023, we announced that the U.S. Food and Drug Administration (the “FDA”) granted us IDE approval to initiate our planned BACKBEAT (BradycArdia paCemaKer with atrioventricular interval modulation for Blood prEssure treAtmenT) pivotal study (the “BACKBEAT pivotal study”) of BackBeat CNT, also known as Atrioventricular Interval Modulation (“AVIM”) therapy, to treat hypertension in patients indicated for a pacemaker. We currently expect to initiate enrollment of the BACKBEAT pivotal study before the end of 2023 following completion of clinical trial initiation activities, including clinical center Institutional Review Board approvals.

On August 8, 2023, we announced that the FDA granted us investigational device exemption approval with conditions to initiate our planned Virtue ISR-US pivotal study evaluating the efficacy and safety of Virtue SAB for the treatment of patients with coronary in-stent restenosis (“ISR”). The conditional approval permits us to initiate enrollment of the Virtue ISR-US pivotal study following completion of clinical trial initiation activities, including clinical center Institutional Review Board approvals. We are also required to submit additional information to the FDA.

As previously disclosed, the Company and Terumo have been negotiating for mutually agreeable adjustments to its current agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. We have delayed initiation of our Virtue ISR-US pivotal study, for which we secured conditional IDE approval from the FDA on August 8, 2023, until such time as we restructure our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. Initiation of the Virtue ISR-US pivotal study is currently targeted for 2024 pending ongoing negotiations with Terumo. If negotiations are not completed to the Company’s satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

On October 6, 2023, we terminated and repaid the 2022 Loan and Security Agreement (as defined below). In connection with the repayment and termination, we repaid $10 million of principal and issued warrants to purchase 27,707 shares of Company Common Stock at an exercise price of $7.67 per share in lieu of a cash payment of approximately

$212,500 due with respect to certain fees under the 2022 Loan and Security Agreement. We also paid approximately $849,000 of net interest, prepayment fees, and legal fees.

Components of Our Results of Operations

Partnership Revenue

To date, our partnership revenues have related to the Terumo Agreement described below. In future periods, partnership revenues may also include revenues related to the Exclusive License and Collaboration Agreement, dated as of September 30, 2022, by and among, Legacy Orchestra, BackBeat Medical, LLC and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”), discussed in Note 5, Medtronic Agreement, to the Consolidated Financial Statements.

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

As previously disclosed, the Company and Terumo have been negotiating for mutually agreeable adjustments to its current agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. We have delayed initiation of our Virtue ISR-US pivotal study, for which we secured conditional IDE approval from the FDA on August 8, 2023, until such time as we restructure our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. Initiation of the Virtue ISR-US pivotal study is currently targeted for 2024 pending ongoing negotiations with Terumo. If negotiations are not completed to the Company’s satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary in ISR indication, for which we are primarily responsible. We have recognized $12.5 million in cumulative partnership revenues from 2019 through September 30, 2023. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through September 30, 2023.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through September 30, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other selling, general and administrative expenses include professional services fees, including legal, audit investor/public relations, and insurance costs, outside consultants costs, employee recruiting and training costs, and non-income taxes. Moreover, we incur and expect to continue to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and U.S. Securities and Exchange Commission (“SEC”) compliance and investor relations. We expect quarterly selling, general and administrative expenses, excluding stock-based compensation expense, to continue to increase as a public company.

Interest Income (Expense), Net

Interest income reflects the income generated from marketable securities during the year. Interest expense is attributable to loan interest.

In June 2022, Legacy Orchestra entered into a loan and security agreement (the “2022 Loan and Security Agreement”) with Avenue Venture Opportunities Fund, L.P. (“Avenue I”) and Avenue Venture Opportunities Fund II, L.P. (“Avenue II,” and, collectively with Avenue I, “Avenue”). As part of the 2022 Loan and Security Agreement, Legacy Orchestra paid off the balance of the 2019 Loan and Security Agreement (as defined below) with Silicon Valley Bank. The terms of the 2022 Loan and Security Agreement included a term loan of up to $20 million available in two tranches with the first tranche of $10 million that was drawn at closing in June of 2022, and a second tranche of $10 million available at closing of the Series D-2 Financing that was not drawn. Additionally, we may have had access to a third tranche of $30 million subject to certain financing milestones. The term loan had a maturity date of June 1, 2026 and accrued interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 6.45%. The rate in effect at September 30, 2023 was 15.0%.  As discussed above, on October 6, 2023, the 2022 Loan and Security Agreement was repaid in full and terminated. Refer to Note 14 to our Condensed Consolidated Financial Statements.

In December 2019, Legacy Orchestra entered into a Loan and Security Agreement with Silicon Valley Bank for a term loan as described in Note 14 to our Condensed Consolidated Financial Statements (the “2019 Loan and Security Agreement”). The 2019 Loan and Security Agreement provided Legacy Orchestra with capital for development and general corporate purposes. On December 31, 2020, Legacy Orchestra borrowed $10 million under the 2019 Loan and Security Agreement.

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

On September 12, 2023, Motus GI and the Company entered into an agreement, pursuant to which the royalty certificates were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for shares of Motus GI common stock. As a result of the Amendment Agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates, which had a de minimis carrying value.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table presents our statement of operations data for the nine months ended September 30, 2023 and 2022, and the dollar and percentage change between the two periods (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change $	Change %
Revenue:
Partnership revenue	$2,018	$1,931	$87	5%
Product revenue	480	499	(19)	(4)%
Total revenue	2,498	2,430	68	3%
Expenses:
Cost of product revenues	139	158	(19)	(12)%
Research and development	25,311	14,402	10,909	76%
Selling, general and administrative	16,073	10,699	5,374	50%
Total expenses	41,523	25,259	16,264	64%
Loss from operations	(39,025)	(22,829)	(16,196)	(71)%
Other income (expense):
Interest income (expense), net	2,741	(419)	3,160	754%
Loss on fair value adjustment of warrant liability	(294)	(1,124)	830	74%
Loss on debt extinguishment	—	(682)	682	100%
Gain on fair value of strategic investments	276	1,196	(920)	(77)%
Total other income (expense)	2,723	(1,029)	3,752	365%
Net loss	$(36,302)	$(23,858)	$(12,444)	(52)%

Partnership Revenue

Partnership revenue increased by $87,000, or approximately 5%, to $2.0 million in the nine months ended September 30, 2023 from $1.9 million for the nine months ended September 30, 2022. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the nine months ended September 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $11.7 million and $10.6 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 7% as of September 30, 2023 as compared to the estimates as of December 31, 2022, and increased by approximately 10% as of September 30, 2022, as compared to the estimates as of December 31, 2021.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $19,000, or approximately 4%, to $480,000 in the nine months ended September 30, 2023 from $499,000 for the nine months ended September 30, 2022.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $19,000, or approximately 12%, to $139,000 in the nine months ended September 30, 2023 from $158,000 for the nine months ended September 30, 2022. The decrease was primarily due to decreased production costs of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Personnel and consulting costs	$12,928	$6,234
Non-clinical development costs	9,377	6,663
Clinical development costs	3,006	1,505
Total research and development expenses	$25,311	$14,402

Research and development expenses increased by $10.9 million, or approximately 76%, to $25.3 million for the nine months ended September 30, 2023 from $14.4 million for the nine months ended September 30, 2022. This is primarily due to an increase in support of ongoing work to advance BackBeat CNT and Virtue SAB into planned pivotal studies and included an increase in personnel related expenses of $4.7 million due to increased headcount and associated expenses, along with increased stock-based compensation of $2.0 million, an increase of $2.7 million in non-clinical development costs, and an increase of $1.5 million in research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $11.7 million for the nine months ended September 30, 2023 and $10.6 million for the nine months ended September 30, 2022 related to the Terumo Agreement. The increase of $1.1 million is due to increased expense activity related to the Terumo Agreement during the 2023 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.4 million, or approximately 50%, to $16.1 million for the nine months ended September 30, 2023, from $10.7 million of expense for the nine months ended September 30, 2022. The increase was primarily due to an increased stock-based compensation of $2.2 million, and an increase of $3.3 million of accounting, finance, legal, investor relations and public relations expenses incurred in connection with the overall growth of the business and in preparation for becoming and being a public company.

Interest Income (Expense), Net

Interest income (expense), net, increased by $3.2 million, or approximately 754%, to $2.7 million of income for the nine months ended September 30, 2023, from $419,000 of expense for the nine months ended September 30, 2022. The net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement. The net interest expense in the 2022 period consisted primarily of interest expense incurred resulting from the December 31, 2020 drawdown of the $10.0 million tranche from the 2019 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was a loss of $294,000 for the nine months ended September 30, 2023, as compared to a loss of $1.1 million for the nine months ended September 30, 2022. The change year over year is primarily a result of the change in the fair value of our outstanding warrants due to an increase in the fair value of the underlying common stock. There were no additional charges for the adjustment of fair value for warrant liability after the three months ended March 31, 2023 as it had been settled in the first quarter with the close of the Business Combination.

Loss on Debt Extinguishment

The loss on debt extinguishment was $682,000 for the nine months ended September 30, 2022. The loss was due to recognition of unamortized debt discount as well as early termination payments related to the early termination and repayment of the 2019 Loan and Security Agreement in June 2022.

Gain on Fair Value of Strategic Investments

The gain on fair value of strategic investments was $276,000 for the nine months ended September 30, 2023, as compared to a gain of $1.2 million for the nine months ended September 30, 2022. The amounts recognized for the nine months ended September 30, 2023 related to the change in fair value in our common stock holdings of Motus GI due to receiving an additional 701,522 shares in exchange for previously held royalty certificates, which had a de minimis carrying value.  The amount recognized for the nine months ended September 30, 2022, relates to a gain on our strategic investment in Vivasure of $1.9 million, partially offset by the change in fair value in our common stock holdings of Motus GI. The gain on our strategic investment in Vivasure was attributable to an observable price change for an identical investment due to a new third-party investment. Therefore, the investment was measured at fair value and a gain was recognized.

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table presents our statement of operations data for the three months ended September 30, 2023 and 2022, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended September 30,
	2023	2022	Change $	Change %
Revenue:
Partnership revenue	$271	$986	$(715)	$(73)%
Product revenue	148	177	(29)	(16)%
Total revenue	419	1,163	(744)	(64)%
Expenses:
Cost of product revenues	41	56	(15)	(27)%
Research and development	8,558	5,899	2,659	45%
Selling, general and administrative	6,344	5,275	1,069	20%
Total expenses	14,943	11,230	3,713	33%
Loss from operations	(14,524)	(10,067)	(4,457)	(44)%
Other income (expense):
Interest income, net	915	63	852	1352%
Gain on fair value adjustment of warrant liability	—	36	(36)	(100)%
Gain (loss) on fair value of strategic investments	293	(314)	607	193%
Total other income (expense)	1,208	(215)	1,423	662%
Net loss	$(13,316)	$(10,282)	$(3,034)	$(30)%

Partnership Revenue

Partnership revenue decreased by $715,000, or approximately 73%, to $271,000 in the three months ended September 30, 2023 from $986,000 for the three months ended September 30, 2022. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the three months ended September 30, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $3.4 million and $4.0 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 4% as of September 30, 2023 as compared to the estimates as of June 30, 2023, and increased by less than 1% as of September 30, 2022, as compared to the estimates as of June 30, 2022.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $29,000, or approximately 16%, to $148,000 in the three months ended September 30, 2023 from $177,000 for the three months ended September 30, 2022.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $15,000, or approximately 27%, to $41,000 in the three months ended September 30, 2023 from $56,000 for the three months ended September 30, 2022. The decrease was primarily due to decreased production costs of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Personnel and consulting costs	$4,839	$2,326
Non-clinical development costs	2,776	2,977
Clinical development costs	943	596
Total research and development expenses	$8,558	$5,899

Research and development expenses increased by $2.7 million, or approximately 45%, to $8.6 million for the three months ended September 30, 2023, from $5.9 million for the three months ended September 30, 2022. This is primarily due to an increase in support of ongoing work to advance BackBeat CNT and Virtue SAB into planned pivotal studies and included an increase in personnel related expenses of $1.5 million due to increased headcount and associated expenses, along with increased stock-based compensation of $1.1 million.

The total research and development expenses summarized above include $3.4 million for the three months ended September 30, 2023 and $4.0 million for the three months ended September 30, 2022 related to the Terumo Agreement. The decrease of $586,000 is due to decreased expense activity related to the Terumo Agreement during the 2023 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.1 million, or approximately 20%, to $6.3 million for the three months ended September 30, 2023, from $5.3 million of expense for the three months ended September 30, 2022.

The increase was primarily due to an increase of $1.2 million of accounting, finance, legal, investor relations and public relations expenses incurred in connection with the overall growth of the business and the costs of being a public company.

Interest Income (Expense), Net

Interest income (expense), net, for the three months ended September 30, 2023 was income of $915,000 compared to income of $63,000 for the three months ended September 30, 2022. The increase in net interest income in the 2023 period consisted primarily of increased interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement.

Gain on Fair Value Adjustment of Warrant Liability

The gain on fair value adjustment of warrant liability was $36,000 for the three months ended September 30, 2022. There were no additional charges for the adjustment of fair value for warrant liability in the three months ended September 30, 2023 as it had been settled in the first quarter with the close of the Business Combination.

Gain (Loss) on Fair Value of Strategic Investments

The gain on fair value of strategic investments was $293,000 for the three months ended September 30, 2023, as compared to a loss of $314,000 for the three months ended September 30, 2022. The amounts recognized for the three months ended September 30, 2023 related to the change in fair value in our common stock holdings of Motus GI due to receiving an additional 701,522 shares in exchange for previously held royalty certificates, which had a de minimis carrying value.  The loss recognized for the three months ended September 30, 2022 relates to a change in fair value in our common stock holdings of Motus GI.

Liquidity and Capital Resources

From inception through September 30, 2023, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $36.3 million and $23.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $236.0 million. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million from the Terumo Agreement through September 30, 2023. We had $19.1 million in cash and cash equivalents at September 30, 2023, which consisted primarily of bank deposits and money market funds. We also had $89.4 million of short-term marketable securities at September 30, 2023, which consisted primarily of our investments in corporate and government debt securities.

Funding Requirements

We have reevaluated our planned operating expenses in an effort to 1) prioritize planned spending related to our BackBeat CNT (AVIM therapy) program and the execution of our BACKBEAT pivotal study, for which we announced IDE approval from the FDA on September 19, 2023; and 2) reduce or limit planned spending over the next 12-18 months related to our Virtue SAB program and the execution of our Virtue ISR-US pivotal study, for which we announced conditional IDE approval from the FDA on August 8, 2023. With regard to our Virtue SAB program and our planned Virtue ISR-US pivotal study, we have delayed initiation of this study until such time as we restructure our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements, which additional capital we may not receive. As a result, we currently expect operating expenses related to Virtue SAB to decrease during the next 12-18 months. With regard to our BackBeat CNT program and our planned BACKBEAT pivotal study, we currently expect operating expenses to increase to support clinical study costs as well as additional research and development expenses in support of future potential regulatory approval and commercialization of AVIM therapy-enabled Medtronic pacemakers.

Based on revised internally prepared budget estimates that reflect these updated operating priorities, we anticipate that our cash, cash equivalents, marketable securities, and potential future proceeds described below are sufficient to fund our operations into the second half of 2026. The amount and timing of our future funding requirements may change from this current estimate and is dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under a restructured Terumo Agreement, the Medtronic Agreement and/or future collaborations, and the realization of cash from the sale of some or all of our strategic holdings, most notably, Vivasure Medical. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including further potential cost cutting associated with our Virtue SAB program, the issuance of new equity, drawdowns on new loan facilities, and/or other financing structures.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(35,153)	$(20,545)
Net cash used in investing activities	(22,464)	(745)
Net cash provided by financing activities	56,911	108,347
Net (decrease) increase in cash and cash equivalents	$(706)	$87,057

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $35.2 million and primarily consisted of our net loss of $36.3 million and changes in net operating assets and liabilities of $3.2 million, which was offset by non-cash charges of $4.3 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $294,000 and stock-based compensation of $6.7 million, offset by $3.2 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $348,000, an increase in prepaid expenses and other assets of $458,000, and a decrease in deferred revenue of $2.0 million.

Net cash used in operating activities for the nine months ended September 30, 2022, was $20.5 million and primarily consisted of our net loss of $23.9 million, and changes in net operating assets and liabilities of $545,000, which was offset by non-cash charges of $3.9 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $1.1 million, loss on debt extinguishment of $682,000, stock-based compensation of $2.5 million, amortization of deferred financing costs of $127,000 and non-cash lease expense of $419,000, offset by a $1.2 million gain on the fair value of strategic investments. The net change in operating assets and liabilities were primarily due to a decrease in deferred revenue of $1.9 million and an increase in prepaid expenses and other assets of $475,000, offset by an increase in accounts payable, accrued expenses and other liabilities of $2.3 million.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $22.5 million, which primarily consisted of the purchase of $138.1 million of marketable securities offset by the sale of $115.7 million of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2022, was $745,000, which consisted of the purchase of $537,000 of property and equipment and the purchase of $208,000 of strategic investments.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $56.9 million for the nine months ended September 30, 2023 was primarily attributable to net proceeds from the Business Combination. For additional information, see Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities of $108.3 million for the nine months ended September 30, 2022, was attributable to gross proceeds from the private placement financing totaling $110 million, and proceeds from the 2022 Loan and Security Agreement with Avenue Venture Opportunities Fund I and II of $10 million. These proceeds were offset by $5.2 million of deferred financing costs and principal repayment of $6.4 million, inclusive of debt extinguishment costs, from the termination of the 2019 Loan and Security Agreement with Silicon Valley Bank.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2023 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,079	$840	$711	$528	$—
Debt, principal and interest(1)	13,443	2,738	10,705	—	—
Total	$15,522	$3,578	$11,416	$528	$—
(1)	In June 2022, Legacy Orchestra entered into the 2022 Loan and Security Agreement with Avenue. As part of the 2022 Loan and Security Agreement, Legacy Orchestra paid off the balance of the 2019 Loan and Security Agreement with Silicon Valley Bank. On October 6, 2023, the 2022 Loan and Security Agreement was repaid in full and terminated. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we do not have any debt outstanding. Refer to Note 14, Debt Financing, to our Condensed Consolidated Financial Statements.

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

In the nine months ended September 30, 2023, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $882,000, which resulted in a $0.03 effect on net loss per share, basic and diluted. In the nine months ended September 30, 2022, the impact of the changes in estimates resulted in reduction of partnership revenues of $956,000, which resulted in a $0.07 effect on net loss per share, basic and diluted.

We receive payments from Terumo based on billing schedules established in the contract. Such billings for milestone related events have 10-day terms from the date the milestone is achieved, royalty payments are 20-day terms after the close of each quarter, any optional services are 20 days after receipt of an invoice and sales of SirolimusEFR are within 30 days after receipt of the shipping invoices. Upfront payments are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through September 30, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

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
●	Expected Volatility — The expected volatility was derived from the historical stock volatilities of comparable peer public companies within our industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards, since there was no trading history of Legacy Orchestra’s common stock and limited trading history of the Company Common Stock.
●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
●	Expected Dividend Yield — The expected dividend yield is zero as neither the Company nor Legacy Orchestra has paid, and we do not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.
●	Common Stock Valuation — Prior to the Business Combination, given the absence of a public trading market for Legacy Orchestra’s common stock, Legacy Orchestra’s board of directors considered numerous subjective and objective factors to determine the best estimate of fair value of Legacy Orchestra’s common stock underlying the stock options granted to its employees and non-employees. In determining the grant date fair value of Legacy Orchestra’s common stock, Legacy Orchestra’s board considered, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Business Combination, our board of directors determines the fair value of the Company Common Stock based on the closing price of the Company Common Stock on or around the date of grant.

During the three months ended September 30, 2023 and 2022, stock-based compensation was $3.5 million and $2.2 million, respectively.  During the nine months ended September 30, 2023 and 2022, stock-based compensation was $6.7 million and $2.4 million, respectively.  As of September 30, 2023, we had approximately $21.0 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 3 years.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our Consolidated Financial Statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that management has added resources to its accounting department and implemented a number of process changes to improve the overall control environment as a result of Legacy Orchestra becoming a public company.

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

As previously disclosed, the Company and Terumo have been negotiating for mutually agreeable adjustments to its current agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. we have delayed initiation of our Virtue ISR-US pivotal study, for which we secured conditional IDE approval from the FDA on August 8, 2023, until such time as we restructure our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. Initiation of the Virtue ISR-US pivotal study is currently targeted for 2024 pending ongoing negotiations with Terumo. If negotiations are not completed to the Company’s satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2023, Mr. Geoffrey Smith notified the Company of his resignation as a director of the Company, effective immediately. Mr. Smith served as a member of the Audit Committee of the Board of Directors (the “Board”) and as a member of the Compensation Committee of the Board. Mr. Smith’s resignation was not the result of any disagreement with the Company.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2	Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
4.1

Common Stock Warrant, issued by Orchestra BioMed Holdings, Inc. to Avenue Venture Opportunities Fund, L.P., dated October 6, 2023 (incorporated by reference to Exhibit 4.14 to the Company’s Form S-1 filed with the SEC on October 10, 2023).

4.2

Common Stock Warrant, issued by Orchestra BioMed Holdings, Inc. to Avenue Venture Opportunities Fund II, L.P., dated October 6, 2023 (incorporated by reference to Exhibit 4.15 to theCompany’s Form S-1 filed with the SEC on October 10, 2023).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: November 13, 2023	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)