Form 10-K
period 2023-12-31
Orchestra BioMed Holdings, Inc.
filed 2024-03-27
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‐Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $123.2 million as computed by reference to the closing price of the common stock on the Nasdaq Global Market on that date.

As of March 22, 2024, the registrant had 35,777,412 shares of common stock, $0.0001 par value per share, outstanding.

i

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Orchestra,” “we,” “us,” “our” and similar terms refer to Orchestra BioMed Holdings, Inc., a Delaware corporation formerly known as Health Sciences Acquisitions Corporation 2, and its consolidated subsidiaries. “Legacy Orchestra” refers to Orchestra BioMed, Inc., the private Delaware corporation that is now our wholly owned subsidiary. References to “HSAC2” refer to Health Sciences Acquisitions Corporation 2, our predecessor company prior to the consummation of the Business Combination (as defined herein).

Certain information contained in this Annual Report on Form 10-K relates to or is based on studies, publications, surveys and other data obtained from third-party sources and our own internal estimates and research. While we believe these third-party sources to be reliable as of the date of this Annual Report on Form 10-K, we have not independently verified the market and industry data contained in this Annual Report on Form 10-K or the underlying assumptions relied on therein. Finally, while we believe our own internal research is reliable, such research has not been verified by any independent source. Notwithstanding the foregoing, we are liable for the information provided in this Annual Report on Form 10-K. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those referred to in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing, and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;
●	our ability to maintain compliance with regulatory and post-marketing requirements;

●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our names recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to fund our operations into the second half of 2026 based on our cash, cash equivalents, marketable securities, and potential future payments or revenues discussed under the heading “Liquidity and Capital Resources—Funding Requirements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the heading “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

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

SUMMARY OF RISK FACTORS

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under “Item 1A Risk Factors” contained in Part I of this Annual Report on Form 10-K.

●	We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.
●	Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. The failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock.
●	The clinical study process required to obtain regulatory approvals or certifications carries substantial risks and is lengthy and expensive with uncertain outcomes. If our clinical studies are unsuccessful or significantly delayed, or if we do not complete our clinical studies, our business may be harmed.
●	Failures or perceived failures in our clinical studies will delay and may prevent our product candidate development and regulatory approval or certification process, damage our business prospects and negatively affect our reputation and competitive position.
●	Even if we obtain all necessary U.S. Food and Drug Administration (“FDA”) approvals, our product candidates may not achieve or maintain market acceptance and may be subject to additional regulatory requirements post-approval.
●	We may be unable to compete successfully with larger companies in highly competitive industries.
●	The sizes of the markets for product candidates have not been established with precision, and may be smaller than we estimate.
●	Interim, “top-line” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Our product candidates have in the past and may in the future be associated with serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval or certification, limit their commercial potential or result in significant negative consequences.
●	We, in conjunction with our partners, intend to expand sales of our products internationally in the future, but we and our partners may experience difficulties in obtaining regulatory approval or certification or in successfully marketing and distributing our products internationally even if approved or certified. A variety of risks associated with marketing and distributing our products internationally could materially adversely affect our business.
●	We may expend our limited resources to pursue a particular product or indication and fail to capitalize on products or indications that may be more profitable or for which there is a greater likelihood of success.
●	We are, and expect to continue to be, highly dependent on partners to drive the successful marketing and sale of our initial product candidates. There is no assurance that we will be able to form and properly manage partnerships. There is no assurance that partnerships will be successful.
●	We did not meet the target achievement dates relating to certain milestone payments, and we do not expect to meet certain other target achievement dates relating to additional milestone payments, under the Terumo

v

Agreement, and we may not be able to restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital.
●	We expect to be highly dependent on partners and third-party vendors to manufacture and provide important materials and components for our products and product candidates. There is no assurance that we will be able properly manage our supply chain. Further, we currently do not have redundancy built into our supply chain.
●	We have limited pharmaceutical manufacturing experience and our contract manufacturing organizations (“CMOs”) may experience development or manufacturing problems or delays in producing our products and planned or future products that could limit or prevent the potential growth of our revenue or increase our losses.
●	Even if a product candidate receives regulatory approval or certification, our products will remain subject to regulatory scrutiny and post-marketing requirements. Failure to comply with post-marketing regulatory requirements could subject us or our partners to enforcement actions, including substantial penalties, and might require us or our partners to recall or withdraw a product from the market.
●	Our medical device products, if approved or certified, may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA or similar foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
●	Healthcare cost-containment pressures and legislative or administrative reforms resulting in restrictive coverage and reimbursement practices of third-party payors could decrease the demand for our products, the prices that customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business.
●	Our information technology systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
●	We may not effectively be able to protect or enforce our intellectual property, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
●	If we cannot protect and control unpatented trade secrets, know-how and other proprietary technology, we may suffer competitive harm.
●	We may be involved in litigation or other proceedings relating to patent, trade secret and other intellectual property rights, which could cause substantial costs and liability.
●	We may need to obtain intellectual property rights from third parties, and may not be successful in obtaining necessary rights to develop any future product through acquisitions and in-licenses.
●	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
●	The future sales, or the perception of future sales, of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our common stock.

PART I

Item 1. Business

Our Vision

Our vision is to accelerate medical innovation to patients through risk-reward-sharing partnerships with leading medical device companies.

Our Company

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

On January 26, 2023, we consummated the business combination contemplated by the Agreement and Plan of Merger, dated as of July 4, 2022 (as amended, the “Merger Agreement”), by and among HSAC2, a special purpose acquisition company incorporated as a Cayman Islands exempted company in 2020 (“HSAC2”), HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HSAC2 (“Merger Sub”), and Orchestra BioMed, Inc. (“Legacy Orchestra”). Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Legacy Orchestra, with Legacy Orchestra as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, the Company’s name was changed from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.”

BackBeat CNT, also known as Atrioventricular Interval Modulation (“AVIM”) therapy, is a bioelectronic therapy candidate designed to substantially and persistently lower blood pressure. BackBeat CNT can be fully integrated as a firmware upgrade to standard cardiac pacemakers which, given HTN is the most common comorbidity in the pacemaker population affecting over 70% of the pacemaker-indicated patients, makes it a potentially attractive therapeutic solution for these patients. Although there is no guarantee BackBeat CNT will be safe and effective, BackBeat CNT showed encouraging results in MODERATO II, a prospective, multi-center, randomized, double-blind pilot study of pacemaker patients with persistent HTN. We estimate that the addressable annual market for pacemaker-indicated patients with HTN comprises more than 750,000 patients worldwide annually and represents a potential annual revenue opportunity of over $2 billion. We also believe BackBeat CNT may offer therapeutic benefit to select high-risk HTN patients not indicated for a pacemaker. We estimate that this additional addressable annual market for high-risk HTN patients comprises more than 2.4 million patients worldwide and represents a potential annual revenue opportunity of more than $8 billion.

On June 30, 2022, we entered into an exclusive license and collaboration agreement with Medtronic, one of the largest medical device companies in the world, for the development of BackBeat CNT for the treatment of HTN in pacemaker-indicated patients (the “Medtronic Collaboration”). The Medtronic Collaboration provides us with development, clinical and regulatory support for the BACKBEAT pivotal study. Upon regulatory approval, if received, Medtronic will have the exclusive global rights to commercialize BackBeat CNT (AVIM therapy) for this target population. If BackBeat CNT is approved and successfully commercialized, we will share meaningfully in the revenues generated from Medtronic’s sale of BackBeat CNT-enabled pacing systems. Medtronic has a right of first negotiation with respect to BackBeat CNT for the treatment of HTN in non-pacemaker patients.

On September 19, 2023, we announced that the FDA granted us investigational device exemption (“IDE”) approval to initiate our planned BACKBEAT (BradycArdia paCemaKer with AVIM for Blood prEssure treAtmenT) pivotal study (the “BACKBEAT pivotal study”) to treat HTN in patients indicated for a pacemaker. On January 8, 2024, we announced that the first patient was enrolled and randomized into the BACKBEAT pivotal study in late December 2023. For a detailed description of the BACKBEAT pivotal study, see “—BIOELECTRONIC PRODUCT CANDIDATES — BackBeat CNT (AVIM Therapy) for Hypertension and CNT-HF for Heart Failure—Clinical Results—Clinical, Regulatory and Commercialization Pathway—The BACKBEAT Global Pivotal Study.”

On February 26, 2024, we announced new data showing sustained, clinically meaningful reduction in 24-hour ambulatory systolic blood pressure (aSBP) in hypertensive pacemaker patients treated with AVIM therapy for over 3 years. Reduction in aSBP measured at 6 months from randomization and therapy activation was the primary endpoint of the MODERATO II study, a European multi-center, double-blind, randomized pilot study involving 47 subjects. Patients randomized to AVIM therapy and antihypertension medication in that study experienced an 11.1 mmHg (p<0.001) reduction in mean aSBP at 6 months follow-up, resulting in a statistically significant difference of 8.1 mmHg compared to control patients who were managed only with antihypertensive medications (p=0.01). Long-term blood pressure results are from a follow-up study of 16 patients originally enrolled in the MODERATO II study. This group included eight patients from the MODERATO II AVIM treatment arm and eight control arm patients that crossed over to AVIM therapy at the end of the 6-month double-blind phase. aSBP was measured in this group of patients an average of 3.6 (±0.6) years following initiation of AVIM therapy. As a group and based on individual paired data, these patients continued to experience a statistically significant, clinically meaningful mean aSBP reduction of 8.9 mmHg at long term follow up which is similar to the mean aSBP reduction of 8.9 mmHg seen in this same group of patients when measured at the 6-month aSBP measurement.

On March 6, 2024, we announced the presentation of results from a pressure-volume (“PV”) loop clinical study of AVIM therapy (also known as BackBeat CNT) in pacemaker-indicated patients with uncontrolled HTN despite the use of antihypertensive medication. The new clinical data demonstrate the favorable hemodynamic impact of AVIM therapy as compared to standard right ventricular (RV) pacing on systolic blood pressure and overall cardiac function when delivered using both conduction system (CSP) as well as standard pacing lead locations. AVIM therapy with pacing leads placed in standard RV (“AVIM RV”) locations, as well as in conduction system pacing (“AVIM CSP”) locations targeting the left bundle branch area (LBBA) regions, respectively, was compared to standard atrial-ventricular (“AV”) sequential pacing (DDD mode pacing or “AV Pacing”). Overall mean results for each variable were calculated using paired measurements for each individual patient using AVIM RV, AVIM CSP and AV Pacing, respectively:

●	AVIM therapy generated statistically significant reductions (p<0.05) in systolic blood pressure (“SBP”), end diastolic volume (“EDV”), end diastolic pressure (“EDP”), and end systolic volume (“ESV”) using both AVIM RV and AVIM CSP pacing lead locations compared to AV Pacing.
o	SBP was reduced by 17.1 mmHg and 19.2 mmHg compared to 1.6 mmHg
o	EDV was reduced by 12.6 mL and 18.6 mL compared to 1.4 mL
o	EDP was reduced by 2.3 mmHg and 3.6 mmHg compared to an increase of 0.3 mmHg
o	ESV was reduced by 11.0 mL and 14.1 mL compared to an increase of 1.8 mL
●	AVIM therapy drove statistically significant (p<0.05) reductions in stroke work (SW) without significantly reducing stroke volume (SV) compared to AV Pacing.
o	Stroke work (SW) was reduced by 1596 mL and 1870 mL compared to 42 mL
o	Stroke volume (SV) was not significantly reduced by AVIM RV, AVIM CSP or AV Pacing

●	AVIM therapy drove statistically significant (p<0.05) reductions in total peripheral resistance (“TPR”, measured as change in effective arterial elastance or “Ea”) and no change in contractility (measured as change in end-systolic elastance or “Ees”) compared to AV Pacing.
o	Effective arterial elastance (“Ea”, a measure of TPR) was reduced by 0.23 mmHg/mL and 0.31 mmHg/mL compared to an increase of 0.04 mmHg/mL
o	Ees remained unchanged with AVIM RV, AVIM CSP and AV Pacing

Virtue SAB is a proprietary drug/device combination product candidate for the treatment of artery disease that is designed to deliver a proprietary, investigational, extended-release formulation of sirolimus (“SirolimusEFR”) to the vessel wall during balloon angioplasty without the need for balloon coating or a permanent implant. Although there is no guarantee Virtue SAB will prove to be safe and effective, Virtue SAB demonstrated promising three-year clinical data in the treatment of coronary In-Stent Restenois (“ISR”) in the prospective, multi-center SABRE Study.

Virtue SAB was granted Breakthrough Device designation by the FDA, for specific indications relating to the treatment of coronary ISR, coronary small vessel disease and peripheral artery disease below-the-knee. We estimate that these indications will represent an annual global addressable market opportunity of at least $4 billion, based on approximately 3.2 million procedures, as discussed below under “— FOCAL THERAPIES — Virtue SAB for Artery Disease and SirolimusEFR for Local Inflammation in Multiple Indications. — Targeted Unmet Needs and Market Opportunity for Virtue SAB.”

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

We have a strategic partnership with Terumo, a global leader in medical technology, for the development and commercialization of Virtue SAB to treat coronary artery disease (“CAD”) or peripheral artery disease (“PAD”). Under the terms of our partnership, it is expected that Terumo will assume financial and execution responsibility for substantially all future clinical and regulatory development, with the exception of the Virtue ISR-US pivotal study, for which we are responsible. Terumo will also be responsible for device manufacturing, commercial sales, marketing and distribution for Virtue SAB for coronary and peripheral vascular indications globally. If Virtue SAB is successfully developed and approved, we will share meaningfully in future commercial revenues of Virtue SAB through double-digit royalties on net sales and per unit payments as the exclusive supplier of SirolimusEFR.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to our distribution agreement with Terumo (the “Terumo Agreement”) with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement, including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. We have delayed initiation of our Virtue ISR-US pivotal study until such time as we and Terumo restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we and Terumo are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from our clinical steering committee for Virtue SAB. If negotiations are not completed to our satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

History of Caliber and BackBeat

We were incorporated in Delaware in January 2017 and were formed to acquire operating and other assets as well as to raise capital to support further development of acquired assets. We had limited activity in 2017. In May 2018, we concurrently completed a recapitalization and mergers with Caliber Therapeutics, Inc., a Delaware corporation that has, among other things, the rights to the Virtue SAB product candidate and BackBeat Medical, Inc., a Delaware corporation that has, among other things, the rights to the BackBeat CNT product candidate. Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product candidate, Virtue SAB, in 2008. BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product candidate, BackBeat CNT, that same year.

Conversion of Caliber and BackBeat Limited Liability Companies

On December 26, 2019, we completed the conversions of Caliber Therapeutics, Inc., a Delaware corporation, to Caliber Therapeutics, LLC, a Delaware limited liability company, and BackBeat Medical, Inc., a Delaware corporation, to BackBeat Medical, LLC, a Delaware limited liability company. References in this Annual Report on Form 10-K to “Caliber” refer to Caliber Therapeutics, Inc. prior to its conversion to a limited liability company and to Caliber Therapeutics, LLC after its conversion to a limited liability company, as applicable. References in this Annual Report on Form 10-K to “BackBeat” refer to BackBeat Medical, Inc. prior to its conversion to a limited liability company and to BackBeat Medical, LLC after its conversion to a limited liability company, as applicable.

Partnership-Enabled Business Model

Our business was formed specifically to pursue a partnership-enabled business model that seeks to apply strategies typically used by the biopharmaceutical industry to the medical device market where product developers are typically challenged with the financial and execution burdens of also needing to commercialize the products they are developing in order to achieve a value inflection event for their shareholders.

Our goal is to accelerate and improve the likelihood of its product innovations reaching patients and providers worldwide by sharing the risks and rewards of developing and commercializing these product candidates with established multinational companies, such as Medtronic and Terumo. Using this approach, we believe we can pursue multiple potentially lucrative innovation opportunities by focusing its efforts and resources on advancing promising therapeutic solutions, such as BackBeat CNT and Virtue SAB, through late-stage clinical research and regulatory approvals. Meanwhile, our partners secure substantial new prospective growth opportunities with the potential to reduce risk and expense while leveraging their existing infrastructure to bring our partnered product candidates to global markets quickly and efficiently if regulatory approval is obtained.

We believe our partnership-enabled business model can create value for its stakeholders and partners by:

•	Optimizing development and commercialization of its product candidates by pairing its research and development strengths and capabilities with the established commercial infrastructure of our partners;
•	Enhancing capital efficiencies by sharing costs and responsibilities with our partners; and
•	Maximizing the potential of future profitability by seeking to create multiple long-term high-margin royalty and revenue sharing arrangements with our partners.

Our Product Pipeline

Our pipeline is comprised of innovative therapeutic product candidates that we believe have the potential for value creation using our partnership-enabled business model, led by our product candidate, BackBeat CNT, as well as Virtue SAB. We believe our product pipeline has the potential to improve clinical outcomes and provide distinct commercial advantages within two of the largest and well-established global medical device markets: BackBeat CNT in cardiac rhythm management implants, an overall global market that LSI & Grand View Research valued at a $18.0 billion market worldwide in 2022; and Virtue SAB in interventional devices to treat CAD and PAD, an overall global market that LSI & Fortune Business Insights, market research firms, valued at a $20.9 billion market worldwide in 2022. Our pipeline also includes additional product candidates for other significant medical conditions that we believe are attractive candidates for value creation using its partnership-enabled business model.

Our product candidates are based on platform technologies that each have late-stage lead clinical indications with attractive follow-on clinical indications that could add substantial future commercial potential. Moreover, our additional pipeline opportunities, such as Cardiac Neuromodulation Therapy (“CNT”) for heart failure, or potential treatment of clinical indications such as urology or osteoarthritis using SirolimusEFR, and the microporous AngioInfusion balloon technology used in the Virtue SAB leverage the same platform technologies and intellectual property already developed for its flagship product candidates. Generally, our product candidates target large, mature global markets in which there are several active multinational and regional corporations with established distribution capabilities in place. These product candidates are designed to potentially offer important clinical, health and economic benefits without changing established treatment paradigms such as physician techniques or patient referral and treatment patterns, providing a select strategic partner a potential means to differentiate their product portfolios from competitors, drive revenue growth and gain market share. Our strategic collaboration agreements with Medtronic for BackBeat CNT and Terumo for Virtue SAB demonstrate our ability to align with global market leaders for the long-term development and commercialization of our product candidates.

The following table summarizes our material pipeline programs organized by product platform, as well as target indications, development status, market opportunity, strategic partners/collaborators and next milestones.

Advancing a High-Impact Pipeline

(1)	Will seek to leverage data from the pilot and pivotal trials involving HTN in patients indicated for a cardiac pacemaker (the “HTN+P population” or the “Primary Field”) to support clinical and regulatory development for High-Risk HTN indication given that age and other demographic factors of the target population are expected to be similar, the type of hypertension treated will likely be isolated systolic hypertension which is predominant in the HTN+P population, and other co-morbidities are also expected to be common to both target populations. However, there have been no discussions with the FDA or a comparable foreign regulator in this regard.
(2)	Plan to leverage existing coronary ISR data to support potential pivotal study, although there have only been limited discussions with the FDA or a comparable foreign regulator in this regard.

(3)	In August 2023, Orchestra announced that the FDA had granted it approval with conditions to initiate the planned Virtue ISR-US pivotal study evaluating the efficacy and safety of Virtue SAB for the treatment of patients with coronary ISR. However, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with our clinical steering committee for Virtue SAB. Virtue SAB has received Breakthrough Device Designation by the FDA for the balloon dilatation of the stenotic portion (up to 26 mm length) of a stented coronary artery (ISR) that is 2.25 to 4.0 mm in diameter, for the purpose of improving lumen diameter.
(4)	Virtue SAB has received Breakthrough Device Designation by the FDA for the balloon dilatation of the de novo stenotic portion (up to 26mm in lesion length) of a native coronary artery of 2.0 mm to 2.5 mm in diameter (small coronary arteries), for the purpose of improving lumen diameter.
(5)	Virtue SAB has received Breakthrough Device Designation by the FDA for the balloon dilatation of the stenotic portion (up to 18 mm length) of an infrapopliteal artery (P-3 segment or distal, below the knee, with reference vessel diameter (RVD) 2.25 – 4.0 mm), for the purpose of improving lumen diameter.

BIOELECTRONIC PRODUCT CANDIDATES — BackBeat CNT (AVIM Therapy) for Hypertension and CNT-HF for Heart Failure

We are developing bioelectronic therapies based on patented CNT technology. Our product candidates are designed to use standard active implantable cardiac rhythm management systems, such as pacemakers, with changes to firmware and software only. Our flagship product candidate of the Bioelectronic Therapies Group is BackBeat CNT, also known as AVIM therapy, a patented, potential bioelectronics treatment for HTN, the leading risk factor for death worldwide. We have an exclusive strategic collaboration with Medtronic for the development and commercialization of BackBeat CNT for the treatment of hypertension in patients indicated for a cardiac pacemaker. We also believe BackBeat CNT may offer therapeutic benefit to select high-risk HTN patients not indicated for a pacemaker. Medtronic has a right of first negotiation with respect to BackBeat CNT for the treatment of HTN in non-pacemaker patients.

We are also pursuing CNT-HF, a bioelectronic product candidate that aims to reduce chronic sympathetic nervous system activity in heart failure (“HF”) for which there is an estimated global patient population of 64 million people according to the AME Medical Journal.

BackBeat Cardiac Neuromodulation Therapy (CNT) Product Candidate

In the discussion below and elsewhere in this Annual Report on Form 10 K, we reference p-values, which are statistical calculations that relate to the probability that the observed difference between groups happened by chance, with a p-value of less than 0.05 (i.e., less than 5% probability that the observed difference happened by chance) generally considered as the threshold to indicate statistical significance in clinical trials.

BackBeat CNT is now also known as Atrioventricular Interval Modulation or “AVIM” therapy. As such, the terms “BackBeat CNT” and “AVIM therapy” are used interchangeably below. With respect to the strategic collaboration agreement with Medtronic described below and the preclinical and clinical results also described below, the therapy is typically referred to as BackBeat CNT as this was term generally used to describe the therapy for such agreement or prior development activities. With respect to the BACKBEAT pivotal study we plan to initiate in the near future, the therapy is referred to as AVIM therapy.

BackBeat CNT is a bioelectronic product candidate for HTN that is designed to substantially reduce blood pressure. BackBeat CNT is delivered through programmed cardiac pacing algorithms and is designed to leverage standard rhythm management device procedures (dual-chamber pacemaker), utilizing the same implant procedure and lead positions while still enabling standard rhythm management (pacing) functions. While BackBeat CNT is designed to achieve certain results as described above, there is no guarantee that BackBeat CNT will prove to be safe and effective.

Clinical studies performed to date have been conducted using our proprietary Moderato system, a pacemaker system, incorporating BackBeat CNT. Clinical results from two European clinical studies, the MODERATO I single-arm clinical study and the MODERATO II double-blind, randomized, controlled pilot study, demonstrated a significant and clinically meaningful reduction in systolic blood pressure in hypertensive patients also indicated for a pacemaker. In particular, the MODERATO II study met its primary efficacy endpoint, as patients randomized to BackBeat CNT showed a statistically significant 11.1 mmHg (p<0.01) reduction in mean 24-hour ambulatory systolic blood pressure (“aSBP”) at six months follow-up from activation, resulting in a statistically significant difference of 8.1 mmHg (p=0.01) of aSBP compared to control patients who were managed only with antihypertensive medications. The study also met its primary safety endpoint with no clinically meaningful differences in rate of MACE between the two groups at six months follow-up. Further details on the results of the BackBeat CNT clinical studies performed to date are provided below.

Strategic Collaboration Agreement with Medtronic

In June 2022, we and Medtronic entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker (the “HTN+P population” or the “Primary Field”). Under the terms of the Medtronic Agreement, we are the sponsor for the BACKBEAT pivotal study to support regulatory approval in the United States, European Union (the “EU”), Japan and other potential territories of AVIM therapy in the Primary Field and we are financially responsible for development, clinical and regulatory costs associated with this pivotal study.

Medtronic has completed integration and associated validation and verification testing of AVIM therapy algorithms as a field downloadable addition to its premium, commercially available dual-chamber pacemaker systems for use in the pivotal study. Medtronic is also providing clinical, regulatory, operational field clinical resources in support of the BACKBEAT pivotal study. We are reimbursing Medtronic at cost for these development, clinical and regulatory resources. Medtronic will integrate AVIM therapy, at our cost, as a firmware component of a premium pacemaker for potential regulatory approval and commercialization of AVIM therapy-enabled commercial devices following a successful outcome of the BACKBEAT pivotal study.

Medtronic is the global market leader in cardiac rhythm management (“CRM”), and pacemaker devices, with over 50% of the U.S. market share for such devices and typically having a leading share in all other global markets. Given Medtronic’s market leadership and the potential therapeutic benefits of BackBeat CNT, we believe BackBeat CNT-enabled pacemakers, if commercially approved, have the potential to be rapidly adopted into existing pacemaker-indicated patient care for addressable hypertensive patients. We further believe the substantial potential added clinical value and differentiation of BackBeat CNT-enabled pacemakers can help Medtronic potentially expand market share and grow revenue.

Under the terms of the Medtronic Agreement, Medtronic will have exclusive rights in the Primary Field to commercialize BackBeat CNT-enabled pacing systems globally following receipt of regulatory approvals. Medtronic would be entirely responsible for global commercialization following any receipt of regulatory approvals, including manufacturing, sales, marketing and distribution costs.

Under the terms of the Medtronic Agreement, we are expected to receive between $500 and $1,600 per BackBeat CNT-enabled device sold based on a formula of the higher of (1) a fixed dollar amount per BackBeat CNT-enabled device (amount varies materially on a country-by-country basis) or (2) a percentage of the BackBeat CNT generated sales. This estimated range is derived from publicly-available information, our management’s knowledge of the pacemaker market, our discussions with Medtronic, and the terms of the Medtronic Agreement. Based on our discussions with Medtronic, the global market leader in pacemakers, the terms of the Medtronic Agreement and our management’s knowledge of reimbursement codes for medical devices, we believe that BackBeat CNT-enabled pacemakers can be supported by existing reimbursement codes without the need for new codes.

Under the terms of the Medtronic Agreement, Medtronic has a right of first negotiation through FDA approval of BackBeat CNT for the Primary Field, to expand its global rights to BackBeat CNT for the treatment of HTN patients not indicated for a pacemaker.

In addition to customary early termination provisions, the Medtronic Agreement will terminate on the date no further revenue share payments are due under the Medtronic Agreement and Medtronic’s license under the Medtronic Agreement would become fully paid up, perpetual, irrevocable and royalty-free. Revenue share payments with respect to each applicable country (or group of countries) are to be paid for a minimum period of time determined by the latest to occur of (a) the expiration of the last valid claim of certain specified patents or (b) the date that is 12 years after the first commercial sale of any Backbeat CNT-enabled pacemakers in the applicable country or group of countries.

Market Needs

Hypertension

HTN is elevated blood pressure that increases risk of major cardiac events like heart attack and stroke and can contribute to other significant conditions such as heart failure and kidney disease. HTN is the leading global risk factor for death according to the World Health Organization (the “WHO”). An estimated 1.28 billion adults have HTN worldwide according to the WHO.

In the United States, 119.9 million adults, or approximately 48% of all adults, are estimated to have HTN according to the Centers for Disease Control and Prevention (the “CDC”). The American Heart Association (the “AHA”) and the American College of Cardiology (“ACC”) established new Hypertension Clinical Practice Guidelines in 2017. According to these guidelines, Stage 1 hypertension is defined for patients with systolic 130 to 139 mmHg or diastolic 80 to 89 mmHg. Stage 2 hypertension now encompasses patients with a systolic BP of at least 140 mmHg or a diastolic BP of at least 90 mmHg. These updated guidelines increased the number of patients believed to have HTN to approximately 47% of all adults from 31.9% under prior guidelines. Global guidelines have yet to be updated to be in line with U.S. clinical practice and generally HTN diagnosis starting at blood pressure at the level of U.S. Stage 2 HTN or above 140 mmHg for systolic BP. Importantly, 77% of U.S. adults over age 65, the age group most likely to need pacemakers, now have HTN according to the new guidelines. Further, the guidelines also recommend that a substantial proportion of U.S. adults taking antihypertensive medication undergo a more intensive BP lowering treatment to get their HTN under control.

High blood pressure was a primary or contributing cause of death in 2021 for more than 691,000 people in the United States, nearly 1,850 deaths each day, according to the CDC. By 2035, the estimated direct cost of high blood pressure could increase to $220.9 billion (annual average), according to the AHA. Cardiovascular risk doubles for every 10 mmHg increase in office systolic blood pressure and the mortality rate doubles with an increase of 20 mmHg in office systolic blood pressure, according to the National Center for Biotechnology Information.

Of U.S. patients aware of their HTN diagnosis, about 76% are believed to be taking antihypertensive medication, but only 52% of those have their condition controlled, according to the Journal of Clinical Hypertension. Therefore, approximately 60% of hypertensive U.S. adults have uncontrolled HTN. Non-adherence to antihypertensive treatment is a critical contributor to suboptimal blood pressure control and another important risk factor for adverse cardiovascular disease outcomes. An estimated 45% of HTN patients are non-adherent to medications, according to the journal Medicine. Thus, many medically responsive patients have high blood pressure simply because they do not take their medications and medication non-compliance is one of the biggest challenges of HTN treatment. In addition, since HTN patients are typically older, they are more likely to use multiple medications for HTN and other medical conditions: polypharmacy (multiple medications) has been shown to be associated with increased risk of adverse events (fall injury, heart failure, etc.), polypharmacy mismanagement, and drug-drug interactions. Furthermore, AHA estimates as much as 15% of the prevalent HTN population is resistant to medical therapy, and these patients are 47% more likely to suffer the combined outcomes of death, myocardial infarction, heart failure, stroke, or chronic kidney disease over the median 3.8 years of follow-up than other HTN patients. Because of the factors mentioned above, there is a significant need for alternative therapies to treat HTN, particularly, device-based therapies.

Isolated Systolic Hypertension & Pulse Pressure

Based on data from the National Health and Nutrition Examination Survey III, 74.5% of U.S. adults over 60 years old have HTN, with over 65% of them suffering from isolated systolic hypertension (“ISH”). ISH patients have elevated systolic blood pressure (>140 mmHg), while their diastolic blood pressure remains normal or low (≤90 mmHg). ISH is a more difficult to treat form of HTN because antihypertensive medications generally impact both systolic and diastolic pressure. It is estimated that over 80% of medical treatment failure patients over 60 years old have ISH. ISH patients experience elevated Pulse Pressure (the difference between systolic and diastolic pressures), which is a known significant, independent risk factor for coronary heart disease. According to published literature, a 10 mmHg increase in Pulse Pressure is associated with a 32% increase in risk of heart failure and a 24% increase in risk of stroke (after controlling for systolic BP and other risk factors). In addition, in men ≥60 years old (which happens to be the typical age of pacemaker patients), risk for coronary artery disease is three times larger in patients with Pulse Pressure of ≥70 mmHg compared to those with Pulse Pressure of 60 mmHg.

Hypertension among Patients with Pacemakers

Pacemakers are recommended for the management of symptomatic bradycardia (slow heart rate) due to sick sinus syndrome, atrio-ventricular block, a combination of these conditions or other situations in which patients are prone to brady-arrhythmias. Currently available devices have evolved from single-chamber, fixed-rate pacemakers to multi-chamber, rate-responsive units. Over 80% of pacemaker patients receive dual-chamber devices which have wires or leads implanted in the right atrium and right ventricle of the heart capable of sensing and stimulating the heart to control contraction timing of both chambers. There were nearly 1.1 million pacemaker implants performed worldwide in 2021, including an estimated 427,500 in the United States according to LSI & HRI Research. Global sales of pacemakers exceeded $4.5 billion in 2022 according to GlobalData, comprising 25% of the overall $18.0 billion market for implantable cardiac rhythm management devices.

Based on the new ACC/AHA guidelines, we estimate that nearly 80% of U.S. patients that are indicated for the implant of a pacemaker have HTN. Among this group of patients, over 60% are estimated to have uncontrolled HTN based on the treatment goal per the 2017 ACC/AHA guidelines. Further, since the average age of pacemaker-indicated patients is approximately 73 years old and, in consideration of other demographic factors associated with this population, these patients are at elevated risk of ISH (over 80% of patients enrolled in prior clinical studies of BackBeat CNT had ISH). Furthermore, these patients are likely to suffer from other co-morbidities common to this population such as atherosclerosis, hyperlipidemia, diabetes mellitus and chronic kidney disease. We believe these patients could benefit substantially from a HTN therapy like BackBeat CNT that can be administered via an already necessary pacemaker.

Target Patient Populations and Market Opportunity for AVIM Therapy

The initial target market for AVIM therapy (BackBeat CNT) is the large population of patients with uncontrolled HTN who also require the implant or replacement of a pacemaker (the HTN+P population). Pursuing this patient population takes advantage of the fact that AVIM therapy is designed to address patients who already require a pacemaker implant since it can be readily incorporated into standard cardiac rhythm management systems such as pacemakers, as Medtronic has already done for the BACKBEAT pivotal study. As a novel HTN therapy completely integrated with an established existing commercially-available device patients already require for a critical medical indication, we believe AVIM therapy can be readily adopted into the existing paradigm of care for hypertensive patients that already require a pacemaker implant. As already described above, we believe there is a significant unmet need and commercial opportunity for more effective treatment of the HTN+P population.

AVIM therapy-enabled pacemakers can be implanted using standard implant procedures, electrical leads and lead positions. Further, we believe any experienced and trained physicians who perform pacemaker implants, such as electrophysiologists and cardiologists, will be able to select a AVIM therapy-enabled pacemaker for an appropriate patient without the need for another physician referral, if approved. AVIM therapy features proprietary algorithms that are designed to enable physicians to non-invasively adjust the therapeutic parameters to optimize chronic blood pressure reduction to individual patient needs. In addition, AVIM therapy is designed to be de-activated or reactivated by the physician as necessary, offering potential efficacy and safety advantages over other device-based therapies. Importantly, the therapeutic effects of AVIM therapy are designed to not rely on patient adherence or compliance, offering a significant complement to pharmaceutical therapies for which adherence and compliance are a key challenge.

We estimate that the addressable annual market for pacemaker-indicated patients with HTN will comprise more than 750,000 patients worldwide by 2025. We estimate that, if approved, commercialization of BackBeat CNT in hypertensive pacemaker patients can increase the commercial value of the global pacemaker device market by over $2 billion annually. This substantial annual opportunity is based on incorporating BackBeat CNT’s potentially potent and clinically impactful HTN treatment capabilities into a pacemaker to drive a meaningful increase in the average selling price (“ASP”) that can be supported by existing pacemaker procedure codes globally.

We also believe BackBeat CNT may offer therapeutic benefit to select high-risk HTN patients not indicated for a pacemaker who have uncontrolled systolic blood pressure despite medical therapy and have elevated risk factors such as ISH and additional serious medical comorbidities. We estimate that this additional addressable annual market for high-risk HTN patients will comprise at least 2.4 million patients worldwide by 2025, or approximately 0.2% of the global HTN population. We calculate this estimated market using information from publicly available third-party sources and only includes those hypertensive patients who are (1) of similar age as the pacemaker-indicated patient population (~73 years old on average), (2) have ISH, (3) have high systolic blood pressure (greater than 150 mmHg oSBP) despite medical therapy, and (4) have at least one major co-morbidity (such as artery disease, diabetes, kidney disease, etc.). Using similar maximum ASP figures based on existing reimbursement codes for pacemaker implantation, we estimate that this calculated market represents a global potential annual revenue opportunity of over $8 billion using similar potential ASPs as BackBeat CNT-enabled pacemakers.

Impact Potential of BackBeat CNT

BackBeat CNT, also known as AVIM therapy, is a bioelectronic product candidate for HTN that is designed to substantially reduce blood pressure. BackBeat CNT is delivered through programmed cardiac pacing algorithms. These algorithms are specifically designed to reduce blood pressure by (1) lowering cardiac preload (ventricular filling volume) and maintaining reduced blood pressure and by (2) modulating sympathetic tone (the level of activity of the sympathetic nervous system) as well as reducing cardiac afterload (total peripheral resistance). AVIM therapy is designed to leverage standard rhythm management devices (dual-chamber pacemaker), utilizing the same implant procedure and lead positions while still enabling standard rhythm management (pacing) functions. We believe that physicians such as implanting cardiologists and electrophysiologists who currently implant pacemakers and are responsible for the care of these patients can make the medical decision to implant a AVIM therapy-enabled pacemaker in an eligible patient. Further, we believe that AVIM therapy-enabled devices can garner meaningfully higher ASPs that can be supported by existing reimbursement without the need for new procedure codes. While AVIM therapy is designed to achieve certain results as described above and below, there is no guarantee that AVIM therapy will prove to be safe and effective.

AVIM therapy is designed to deliver cardiac pacing to reduce blood pressure through two essential mechanisms:

1.	Programmed pacing with short AV delays (shorter timeframe between contraction of the atria and the ventricle of the heart) designed to substantially reduce blood pressure by reducing cardiac preload. Cardiac preload is the amount of stretching of the ventricle of the heart driven by the volume of blood that fills the ventricle. Pacing with shorter AV delays reduces fill volume and, thereby, cardiac preload. Lower preload results in lower blood pressure.

2.	Programmed variable blood pressure patterns (achieved using programmed pacing with a combination of shorter and longer AV delays) designed to maintain average blood pressure reduction by modulating sympathetic tone and reducing cardiac afterload. Sympathetic tone refers to the level of activity of the sympathetic nervous system response which is known to drive and maintain elevated blood pressures. Cardiac afterload is the vascular resistance against which the heart must contract to eject blood and is characterized by the diameter of arteries, otherwise known as total peripheral resistance.

Preclinical Data

The goal of the preclinical studies was to evaluate the feasibility of the use of BackBeat CNT in a canine model with surgically induced HTN and to provide a rationale for clinical use to persistently lower blood pressure in patients with HTN. BackBeat CNT was delivered via pacing algorithms in a prototype device in the canine model. Chronic delivery of BackBeat CNT significantly reduced 24-hour aSBP by an average of 32.5 mmHg over a one-month period (n=4).

The reduction occurred immediately upon activation of therapy and was maintained for the period that the therapy was active (approximately 30 days). Blood pressure did not meaningfully change in the study’s single control animal that had a BackBeat CNT device implanted, but not activated. 24-hour aSBP was measured using an implanted blood pressure sensor.

The chart below shows the baseline 24-hour aSBP profile of one of the study animals prior to therapy activation as compared to the 24-hour aSBP profile of the same animal following activation of BackBeat CNT. The results are plotted as a histogram demonstrating the frequency of blood pressure levels over the course of the 24-hour period. The baseline aSBP histogram shows the percentage frequency of aSBP reaching different levels of pressure ranging from approximately 135 mmHg to 280 mmHg and a most frequent aSBP of approximately 180 mmHg. By contrast, the BackBeat CNT aSBP histogram shows the percentage frequency of aSBP reaching different levels of pressure ranging from approximately 120 mmHg to 260 mmHg and a most frequent aSBP of approximately 145 mmHg. The charts demonstrates the significant improvement in the entire 24-hour aSBP profile of the animal driven by BackBeat CNT as the entire aSBP histogram is shifted substantially downwards and to the left in term of frequency of reaching lower SBP levels and the peak SBP frequency level is reduced by approximately 35 mmHg. These results are similar in the three BackBeat CNT study animals in terms of substantial improvement of the 24-hour aSBP profile while the one study control animal did not experience a shift in 24-hour aSBP profile.

The chart below on the left shows average aSBP per 24-hour period of the same study animal profiled above over the entire study period. This chart demonstrates that (1) BackBeat CNT drove a substantial reduction of 24-hour aSBP from baseline levels (shown in orange with each box representing a full 24-hour period of aSBP measurement); (2) this blood pressure reduction was maintained through the period that BackBeat CNT was active (as reflected in the orange line made up of orange boxes); and (3) blood pressure levels took more than 10 days to return to baseline levels after BackBeat CNT was turned off, indicating that sympathetic tone responses and afterload levels were potentially modulated by chronic delivery of BackBeat CNT since aSBP levels would be expected to return immediately to baseline levels if sympathetic tone and afterload were not modulated. These results are similar in all three BackBeat CNT study animals in terms of durable substantial improvement of the 24-hour aSBP profile and slow response over days to baseline aSBP levels. As shown in the chart below on the right, the one study control animal did not experience any significant changes in 24-hour aSBP during the study period as illustrated by the chart below.

Clinical Results

Acute Clinical Studies (Nanjing):

A short time-based study of the effects of the BackBeat CNT therapy in 18 patients with HTN who were already scheduled to undergo an invasive electrophysiology procedure was conducted at Jiangsu Province Hospital/The First Affiliated Hospital with Nanjing Medical University, Nanjing, China. The study population consisted of patients with HTN and systolic blood pressure >140 mmHg despite at least one antihypertensive medication.

BackBeat CNT was applied for at least one minute in all patients and up to five minutes in certain patients based on whether the physician managing the primary electrophysiology procedure allowed for longer duration of treatment based on the time available to perform the BackBeat CNT acute clinical study versus the primary electrophysiology procedure for which the patient was being treated. Various signal parameters were evaluated. All patients exhibited reduction of >10 mmHg in systolic blood pressure. The average sustained reduction in blood pressure was 19.7 +/-7.4 mmHg systolic (p<0.001) and 4.3 +/-3.7 mmHg diastolic (p<0.001). No serious adverse effects were observed or reported in these studies. The study also demonstrated that reduction in blood pressure was titrated by modifying BackBeat CNT parameters as needed.

Acute Clinical Study (Prague):

On March 6, 2024, we announced the presentation of results from a PV loop clinical study of AVIM therapy in pacemaker-indicated patients with uncontrolled hypertension despite the use of antihypertensive medication. The new clinical data demonstrate the favorable hemodynamic impact of AVIM therapy as compared to standard right ventricular (RV) pacing on systolic blood pressure and overall cardiac function when delivered using both conduction system as well as standard pacing lead locations. The PV loop study was conducted at Na Homolce Hospital in Prague by Petr Neužil, MD, CSc., FESC and the data were presented by Prof. Karl-Heinz Kuck, M.D., Medical Director at LANS Cardio Hamburg at the Technology and Heart Failure Therapeutics 2024 Meeting.

The PV loop study enrolled 16 patients indicated for a dual-chamber pacemaker that also had uncontrolled hypertension despite antihypertensive medication underwent invasive PV loop testing to evaluate cardiac function, measured by changes in left ventricular (“LV”) volumes and pressures using a pressure-volume catheter placed in the LV. Systolic blood pressure (SBP) was measured using a pressure transducer placed in the aorta, and baseline measurements were recorded using atrial pacing at a fixed rate and normal conduction AVIM therapy with pacing leads placed in AVIM RV locations as well as in AVIM CSP locations targeting the left bundle branch area (LBBA) regions, respectively, was compared to standard AV Pacing.

Overall mean results for each variable were calculated using paired measurements for each individual patient using AVIM RV, AVIM CSP and AV Pacing, respectively:

●	AVIM therapy generated statistically significant reductions (p<0.05) in systolic blood pressure (SBP), end diastolic volume (EDV), end diastolic pressure (EDP), and end systolic volume (ESV) using both AVIM RV and AVIM CSP pacing lead locations compared to AV Pacing
o	SBP was reduced by 17.1 mmHg and 19.2 mmHg compared to 1.6 mmHg
o	EDV was reduced by 12.6 mL and 18.6 mL compared to 1.4 mL
o	EDP was reduced by 2.3 mmHg and 3.6 mmHg compared to an increase of 0.3 mmHg
o	ESV was reduced by 11.0 mL and 14.1 mL compared to an increase of 1.8 mL
●	AVIM therapy drove statistically significant (p<0.05) reductions in stroke work (SW) without significantly reducing stroke volume (SV)
o	Stroke work (SW) was reduced by 1596 mL and 1870 mL compared to 42 mL
o	Stroke volume (SV) was not significantly reduced by AVIM RV, AVIM CSP or AV Pacing

●	AVIM therapy drove statistically significant (p<0.05) reductions in total peripheral resistance (TPR or Ea) and no change in contractility (Ees)
o	Effective arterial elastance (Ea, a measure of TPR) was reduced by 0.23 mmHg/mL and 0.31 mmHg/mL compared to an increase of 0.04 mmHg/mL
o	Ees remained unchanged with AVIM RV, AVIM CSP and AV Pacing

Chronic Clinical Studies:

MODERATO I Single Arm Study

The 27-patient, MODERATO I clinical study was conducted in Europe and Chile to evaluate the safety and efficacy of BackBeat CNT therapy using our proprietary Moderato system, capable of delivering BackBeat CNT as well as performing the rhythm management function of a standard dual-chamber pacemaker. The Moderato system, comprised of the implantable pulse generator (“IPG”) and programmer, was manufactured under an original equipment manufacturer contract by a division of Integer Holdings Corporation (“Integer”), a leading supplier of cardiac rhythm management device components. The Moderato system was European Conformity (“CE”) marked in July 2019. However, we do not plan to commercialize the Moderato device but may consider utilizing the CE marked system to conduct additional clinical work in the EU.

The results from the MODERATO I study were published in December 2017 in the Journal of the American Heart Association. The main inclusion criteria required patients to have oSBP >150 mmHg despite taking at least two anti-hypertensive drugs as well as having a clinical indication for a dual-chamber pacemaker implant or replacement. Twenty-seven patients meeting all study entry criteria underwent a Moderato device implant, at which time only standard pacemaker functions were activated. Nearly 80% of the patients enrolled had ISH, making them a more difficult group of patients to treat. All enrolled patients were implanted with Moderato devices and then followed for a one-month observation period to evaluate any changes in blood pressure due to either the initiation of standard pacing alone or due to their participation in the study. At the end of the one-month period blood pressure was reassessed to ensure oSBP remained >140 mmHg for eligibility to enter the treatment phase of the study. Only 27 patients met the criteria and in these patients BackBeat CNT was activated. Patients were then reevaluated following three months of treatment for changes in blood pressure assessed by both office cuff measurements and by 24-hour ambulatory blood pressure recordings. The study’s co-primary efficacy endpoints were changes in oSBP and mean 24-hour aSBP (added as study amendment) from pre-activation through three months post activation of therapy. All 27 patients completed the study’s three-month activation period and clinical follow-up. Twenty-one patients consented to be followed at 6, 12, 18 and 24 months after activation and only oSBP levels were measured at these longer follow-up time points due to the fact that measuring changes in aSBP over two- to six-month periods is generally deemed appropriate to assess HTN therapies and because additional aSBP measurements are highly burdensome for patients that participate in HTN studies as they require wearing a device that takes frequent blood pressure measurements over a 24-hour period. Two-year follow-up data available from these 21 patients was presented for the first time in October 2017 at the Transcatheter Cardiovascular Therapeutics (TCT) conference in Denver, Colorado.

The co-primary efficacy endpoint of changes in mean 24-hour aSBP was met successfully with BackBeat CNT activation driving a significant 11.6 mmHg reduction (p<0.001) from pre-activation levels during the first day of therapy. The reduction was maintained through the three-month activation period, representing a statistically significant reduction of 10.1 mmHg (p=0.007) from the pre-activation aSBP. Seventeen of the 27 study patients participated in the co-primary efficacy endpoint analysis which was included as amendment to the MODERATO I study design following initiation of the study given new evidence from other clinical studies regarding the potential importance of change in mean 24-hour aSBP in assessing the potential efficacy of HTN therapies.

The co-primary efficacy endpoint of changes in oSBP was also met successfully with BackBeat CNT driving a statistically significant reduction in oSBP, 16.1 mmHg (p<0.001) from pre-activation levels. This reduction in oSBP was maintained in patients who reached the later follow-up time points with a mean statistically significant reduction of 23.4 mmHg (p<0.001) in oSBP from baseline levels after 24 months of therapy.

Long-term (24-month) data showed results consistent with expected mechanism of action, including statistically significant reduction in heart rate (p<0.05), a key measure of sympathetic nervous system activation, and end-diastolic volume, a key safety measure. In addition, comparison of echocardiograms performed at baseline and following activation up to two years of BackBeat CNT therapy showed that there were no significant changes in cardiac function (ejection fraction).

24-month Data Consistent with Expected Mechanism of Action

During the initial study period for MODERATO I, there were eleven serious adverse events (“SAEs”) in seven of the 27 study patients. Nine events in six patients were cardiac related. Two non-cardiac events were urinary tract infection and dyspnea treated with bronchodilator. No events were adjudicated as definitely or probably related to BackBeat CNT. One event was adjudicated as probably related to the implant procedure for the Moderato device. Four events in four patients were adjudicated as possibly related to the Moderato device (atrial fibrillation, myocardial infarction with symptoms of heart failure, cardiac asthma, and arrhythmia due to ventricular oversensing).

During the extended 21-month follow-up period that included 24 patients who continued with BackBeat CNT, there were 25 SAEs in twelve patients. No events were adjudicated as definitely or probably related to BackBeat CNT. Out of 25 events, 17 events in seven patients were cardiac related. There were eight non-cardiac events in eight patients. The non-cardiac events included two orthopedic events, two cases of cancer, a transient ischemic event, and three respiratory related events. Five events in three patients were adjudicated as possibly device related. These included two events of atrial fibrillation in the same patient, pneumonia with cardiac decompensation and dyspnea with cardiac decompensation in one patient, and cardiac decompensation in another patient.

MODERATO II Double-Blind, Randomized Study

The results of the MODERATO II study of BackBeat CNT in hypertensive patients also indicated for a pacemaker were published in August 2021 in the Journal of the American Heart Association. All patients enrolled in the MODERATO II, a European prospective, multi-center, double-blind, randomized pilot study of BackBeat CNT, had persistent HTN (aSBP ≥ 130 mmHg and oSBP ≥ 140 mmHg) despite one or more anti-hypertensive medications and a pacemaker indication, and were implanted with our Moderato System. Following a 30-day run-in period during which patients received only standard pacing along with anti-hypertensive medications, patients who met follow-up screening criteria for daytime aSBP were randomized to BackBeat CNT or control groups.

Prior to randomization, mean aSBP for both groups was 136.3 mmHg with patients, on average, treated with over three prescribed anti-hypertensive drugs. 88.5% of the patients in the BackBeat CNT treatment arm had ISH, making them a more challenging group of patients to treat. 71.4% of control arm patients also had ISH. The study met its primary efficacy endpoint of superiority of BackBeat CNT to control in terms of change in mean 24-hour aSBP at six months following randomization. After six months, mean aSBP was reduced by a statistically significant 11.1 mmHg in the BackBeat CNT group as compared to a non-significant reduction of 3.1 mmHg in the control group, resulting in a statistically significant difference of 8.1 mmHg (p=0.01) between groups.

The treatment group saw a high (85%) overall response rate, with approximately 54% of the BackBeat CNT-treated patients experiencing aSBP reduction at six months of greater than 10 mmHg, an amount associated with a clinically meaningful reduction in risk of heart attack and stroke.

The study met its secondary efficacy endpoint of superiority of BackBeat CNT to control in terms of change in oSBP at six months following randomization. After six months, oSBP was reduced by a statistically significant 12.4 mmHg in the BackBeat CNT group as compared to a non-significant reduction of 0.1 mmHg in the control group, resulting in a statistically significant difference of 12.3 mmHg (p=0.02) between groups.

The MODERATO II study also met its primary safety endpoint, which was no significant differences in rates of MACE. There were no MACE in the BackBeat CNT group and three MACE in two patients in the control group (one death from cancer and two cardiac events) at six months. Additionally, there were no notable differences in echo parameters between the two arms. During the randomized phase of the study, there were eight SAEs in four patients in the control group (n=21) and none in the treatment group (n=26). Two of the eight events were cardiac related. During the extended 18-month follow-up period that included treatment patients (n=26) and crossover-to-treatment patients (n=14), there were

26 SAEs in 16 patients. Out of 26 events, only 13 events (in eleven patients) were cardiac related. No events were adjudicated as possibly related to BackBeat CNT. The non-cardiac events included four cancer related events, for gastrointestinal disorder events, one COVID-19 death, one amputation, two inflammatory events, and a transient ischemic event.

BackBeat CNT-treated patients in the MODERATO II study continued to be followed through the 24-month period of the study, including control patients who crossed over to BackBeat CNT after the end of the six-month double-blind period of the study. Only oSBP measurements were taken at follow-up visits after the six-month aSBP primary endpoint was measured. Significant reduction in oSBP, a mean of 17.5 mmHg, was maintained in all BackBeat CNT-treated patients who completed the 24-month follow-up. The results for 24-hour aSBP and oSBP at six months post-randomization, as well as the oSBP results at 24 months are shown in the figure below:

Significant Reduction in 24-Hr aSBP and oSBP[1,2]

aSBP
oSBP
1 day
6 Months
6 Months
24 Months
0
-5
-10
-15
-20
Δ in BP (mmHg)
-1.5
P = 0.5
-15.6
P < 0.001
Δ -14.1
p = 0.001
-3.1
P =0.17
-11.1
P < 0.001
Δ -8.1
p = 0.01
-0.1
P = 0.94
-12.4
P < 0.001
Δ -12.3
p = 0.02
-17.5
P < 0.01
Control (n=20)3
AVIM Therapy (n=26)

(1)	Kalaras et al. Journal of the American Heart Association. 2021;10:e020492 ahajournals.org/doi/10.1161/ JAHA.120.020492;
(2)	Burkhoff MODERATO II Study 2-Year Results TCT 2021;
(3)	24-Hr aSBP Control (n=19), 1 control patient could not be measured despite repeat measurement (patient had extremely high blood pressure);

Definitions: Major Adverse Cardiac Events (MACE) included death, heart failure, clinically significant arrhythmias (i.e., persistent or increased atrial fibrillation, serious ventricular arrhythmias), myocardial infarction, stroke and renal failure in treatment group calculated per patient; Office Systolic Blood Pressure (oSBP); and Ambulatory Systolic Blood Pressure (aSBP).

Additionally, as shown in the chart below, the mean pre-activation 24-hour aSBP profile (systolic blood pressure plotted over a 24-hour period) for all 26 BackBeat CNT patients (prior to BackBeat CNT) was significantly reduced at six months following BackBeat CNT activation at all time points.

Following completion of the randomized period and successful achievement of the primary endpoints, 14 control patients crossed over to active BackBeat CNT. Nine of the fourteen patients had ISH. The results in these patients were encouraging and consistent with the reductions in the BackBeat CNT group during the randomized portion of the study and are summarized below:

•	Statistically significant mean reductions in aSBP (-10.3±9.3 mm Hg, p<0.01) and ambulatory pulse pressure (-11.7±5.5 mmHg, p<0.01) at six months post therapy activation compared to pre-crossover.
•	Minimal changes in mean ambulatory diastolic blood pressure (+1.5±5.5 mmHg, p=NS) at six months post therapy activation compared to pre-crossover.
•	Mean oSBP decreased by 13.1±26.6 and 13.8±28.7 mmHg at six and eighteen months post therapy activation, respectively, compared to pre-crossover.

MODERATO II Long-Term Follow Up Study:

On February 26, 2024, we announced results from a follow-up study that enrolled 16 patients originally enrolled in the MODERATO II study. This group included eight patients from the MODERATO II AVIM treatment arm and eight control arm patients that crossed over to AVIM therapy at the end of the 6-month double-blind phase. Each patient’s aSBP was measured an average of 3.6 (±0.6) years following original initiation of AVIM therapy. As a group and based on individual paired data, these patients continued to experience a statistically significant, clinically meaningful mean aSBP reduction of 8.9 mmHg, identical to the 8.9 mmHg mean reduction in aSBP seen in this same group of patients at the 6-month primary aSBP measurement endpoint of the original study.

BackBeat CNT in Patients with ISH

In a subgroup of patients with ISH, a dangerous and challenging to treat form of HTN prevalent in older patients, treatment with BackBeat CNT resulted in clinically meaningful and statistically significant reductions of 7.4 mmHg in aSBP and 11.9 mmHg in oSBP when compared to control (continued medical therapy) patients at six months. Further, in patients with ISH, BackBeat CNT drove statistically significant reductions of 9.4 mmHg in ambulatory Pulse Pressure and 13.3 mmHg in office Pulse Pressure at six months as compared to control patients.

Clinical, Regulatory and Commercialization Pathway

The BACKBEAT Global Pivotal Study

On September 19, 2023, we announced that the FDA granted us IDE approval to initiate our planned BACKBEAT (BradycArdia paCemaKer with AVIM for Blood prEssure treAtmenT) pivotal study (the “BACKBEAT pivotal study”) to treat HTN in patients indicated for a pacemaker. On January 8, 2024, we announced that the first patient was enrolled and randomized into the BACKBEAT pivotal study in late December 2023. The BACKBEAT pivotal study is a global, multi-center, prospective, randomized, double-blind study investigating the efficacy and safety of AVIM therapy in patients who have recently undergone implantation of a Medtronic dual-chamber cardiac pacemaker and have uncontrolled HTN despite the use of antihypertensive medications. We are actively screening patients for enrollment in the BACKBEAT pivotal study. Site activations are expected to continue throughout 2024 with a target of activating approximately 80 centers in the United States and Europe. The study will randomize approximately 500 patients 1:1 to AVIM therapy combined with continued medical therapy (treatment) or continued medical therapy and standard pacing alone (control). The study’s primary efficacy endpoint will determine at three months post-randomization whether AVIM-treated patients experience a statistically significant reduction in daily average blood pressure (mean 24-hour aSBP) as compared to control patients. The primary safety endpoint will determine at three months post-randomization whether AVIM-treated patients experience serious adverse device effects that are not anticipated with cardiac pacing. Double-blind follow up will continue through 12 months to enable the collection of additional clinical endpoints. All patients will be eligible to cross over upon completion of the 12-month blinded follow-up phase. The design of the BACKBEAT pivotal study is outlined in the chart below:

We utilize a four-pronged approach to support clinical activities for BackBeat CNT: (1) full-time employees to directly manage clinical studies and supervise external providers; (2) an external contact resource organization (“CRO”), that serves as the authorized and legal representative of the study sponsor, submits study protocol for approval by clinical site review boards and ethics committees, and reports adverse events; (3) local part-time independent clinical research associates and field clinical engineers (“FCEs”) sites that can assist with site initiations, clinical study activities and full data monitoring; and (4) FCE and other clinical and regulatory resources from Medtronic, our strategic partner, to assist with certain clinical study activities.

In the third quarter of 2019, the Moderato implantable system that delivers BackBeat CNT for the treatment of HTN while also providing standard pacemaker functions was CE marked in the EU under the Active Implantable Medical Device Directive. We currently do not have plans to commercialize this system in the EU on our own but believe there is a significant opportunity for Medtronic to commercialize AVIM therapy-enabled pacemakers in the EU post-marketing approval. We expect that the BACKBEAT pivotal study will include at least 20 clinical study sites in the EU, including several sites that participated in the MODERATO I and II studies.

For the clinical and regulatory development of AVIM therapy for High-Risk HTN, we will seek to leverage data from the BACKBEAT pivotal study given that age and other demographic factors of the target population are expected to be similar, the type of hypertension treated will likely be isolated systolic hypertension which is a predominant form of HTN in the HTN+P population, and other comorbidities are also expected to be similar to both target populations.

BackBeat CNT & CNT-HF for Heart Failure

Our Bioelectronic Therapies group is also seeking to develop a pipeline of additional treatments for development and future licensing based on its patented CNT technology. The lead follow-on therapy candidate is CNT-HF, a bioelectronic treatment for HF. According to the AME Medical Journal, HF affects an estimated 64 million people worldwide. According to the CDC, 6.8 million Americans have HF, which contributed to 1 in 8 deaths in the United States in 2020, while costing nearly $31.0 billion annually. AHA projects the cost of HF will increase by 127% to $69.8 billion in 2030, amounting to approximately $244 for every U.S. adult. Approximately half of the patients with signs and symptoms of heart failure have largely normal left ventricular ejection fraction and are therefore considered Heart Failure patients with Preserved Ejection Fraction (“HFpEF”), according to the AHA. The prevalence of HFpEF compared with prevalence of HF with reduced ejection fraction (“HFrEF”), appears to be increasing over time along with aging of the population and the increasing prevalence of risk factors for HFpEF, such as obesity, HTN, and type 2 diabetes as well as improvements in diagnosis, according to the AHA. Those living with HFpEF experience frequent hospitalizations and high mortality rates. Nevertheless, there are currently no approved disease-modifying therapies for HFpEF. The success of existing HF therapies is mostly limited to treatment of HFrEF, not HFpEF, according to GlobalData.

We are exploring the benefits of AVIM therapy (BackBeat CNT) in patients with HTN and/or ISH that are at high risk for the development of HFpEF or have early stage HFpEF. We believe there is a likely physiologic relationship between the cardiovascular strain of chronic HTN and ISH and the development of HF, particularly HFpEF. We believe AVIM therapy may play a beneficial role in the dynamic, helping to prevent progression of HFpEF. We initiated clinical feasibility work with regard to CNT-HF, a modified cardiac neuromodulation therapy algorithm that, like BackBeat CNT, aims to achieve autonomic nervous system modulation with a primary focus on sympathetic down-regulation without substantial impact on blood pressure for the treatment of HFrEF. HFrEF is a syndrome characterized initially by left ventricular dysfunction that triggers countermeasures aimed to restore cardiac output. These responses are compensatory at first but eventually become part of the disease process itself, leading to further worsening cardiac function. Among these responses is the activation of the sympathetic nervous system (“SNS”), that provides inotropic support to the failing heart increasing stroke volume, and peripheral vasoconstriction to maintain mean arterial perfusion pressure, but eventually accelerates disease progression affecting survival. Activation of SNS has been attributed to the withdrawal of normal restraining influences and the enhancement of excitatory inputs, leading to worsening heart failure symptoms and progression of disease.

We are conducting an ongoing European acute clinical study of CNT-HF for the treatment of patients with HFrEF. In total, we expect to treat over 20 HFrEF patients acutely with exploratory CNT-HF algorithms. If the results from these acute clinical studies are encouraging, we will likely seek to initiate a chronic feasibility implant clinical study of CNT-HF using an upgraded version of our Moderato IPG.

If safe and effective, we believe CNT-HF for the treatment of heart failure has the potential to be an attractive therapeutic candidate for licensing and collaboration with strategic partners that have established commercial cardiac rhythm management business. We anticipate that CNT-HF will run on a dual-chamber pacemaker, a three-chamber bi-ventricular pacemaker (also known as a cardiac resynchronization therapy or “CRT” device), as well as, potentially, a combined pacemaker/CRT/defibrillator, allowing potential strategic partners already in the cardiac rhythm management business to provide an entirely new HF treatment leveraging their existing manufacturing and commercialization infrastructure.

FOCAL THERAPIES — Virtue SAB for Artery Disease and SirolimusEFR for Local Inflammation in Multiple Indications

We are developing high impact therapeutic product candidates designed to optimize focal drug delivery during well-established interventional procedures with the objective of improving clinical outcomes and reducing complications. Our flagship product candidate of the Focal Therapies group is the Virtue SAB, a drug/device product candidate that is designed to enable targeted delivery of sirolimus, an approved pharmaceutical agent for preventing restenosis during interventional stent treatment of artery disease, the leading cause of death worldwide. We have a global strategic partnership with Terumo, one of the world’s largest medical device companies, for Virtue SAB. We are also exploring multiple additional applications of SirolimusEFR, our proprietary, investigational extended focal release formulation of sirolimus used in Virtue SAB. Sirolimus is a widely used anti-proliferative, anti-inflammatory pharmaceutical, which we believe in its unique formulation has the potential for the treatment of local inflammation in target tissues other than coronary and peripheral arteries.

Below is a detailed summary of Virtue SAB and an overview of potential future SirolimusEFR-based programs.

Virtue Sirolimus AngioInfusion Balloon

Virtue SAB is a novel, proprietary drug/device combination product candidate for the treatment of artery disease that is designed to deliver an extended focal release formulation of sirolimus to the vessel wall during balloon angioplasty without the need for balloon coating or a permanent implant. Virtue SAB utilizes two key enabling technologies, our proprietary, investigational formulation of sirolimus, SirolimusEFR, and its patented microporous AngioInfusion Balloon, that work synergistically to optimize the clinical performance of the product candidate. Clinical data from the SABRE trial, a multi-center, prospective, independent core lab-adjudicated pilot clinical study of 50 patients conducted in Europe, has positioned Virtue SAB for a U.S. pivotal clinical study to support potential FDA approval for the treatment of ISR. We will sponsor this study, called the Virtue ISR-US. The aim of this study is to have Virtue SAB be the first approved AngioInfusion Balloon for coronary use in the United States. We believe Virtue SAB has the potential for further evaluation in follow-on clinical indications such as treatment of de novo coronary small vessel (“SV”) disease, and below-the-knee peripheral disease (“BTK”). According to our current agreement, Terumo is responsible for executing a global clinical and regulatory development program focused on SV, BTK and coronary indications, except for the Virtue ISR-US trial, for which we have responsibility.

Strategic Partnership with Terumo

In June 2019, we entered into the Terumo Agreement with Terumo, one of the largest medical device companies in the world, with corporate headquarters in Tokyo, Japan, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications (“Subject Indications”). Under the Terumo Agreement, Terumo made an upfront payment to us of $30.0 million and invested a total of $5.0 million in our last two private equity financings and may potentially make additional future clinical and regulatory milestone payments to us. Further, according to the agreement, which is currently in the process of being renegotiated, it is expected that Terumo will assume financial and execution responsibility for substantially all future clinical and regulatory development, except for the Virtue ISR-US trial, for which we are responsible. Our responsibilities in this regard with respect to the current agreement include completing the development of the product in the United States in support of Terumo filing for premarket approval by the FDA for the ISR indication including (i) manufacturing, testing and packaging the drug required for the clinical trials, (ii) supplying Terumo with information related to the design and manufacture of the delivery device and the technology transfer needed for Terumo to ultimately commence manufacture of the delivery device, and (iii) conducting clinical studies in the United States for the ISR indication, including regulatory activities related to such studies. Terumo will also be responsible for device manufacturing, commercial sales, marketing and distribution for Virtue SAB for coronary and peripheral vascular indications globally. The agreement also provides for us to be able to perform research, development, clinical, regulatory, manufacturing and supply activities on behalf of Terumo, if requested, and be reimbursed for such services or paid on a “cost plus” basis for supplies. In addition, we will manufacture, or have manufactured, SirolimusEFR and have exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product, and Terumo may also request other services from us from time to time.

Pursuant to the Terumo Agreement, we share in all of Terumo’s Virtue SAB revenues during the term of the agreement through future royalties of 10 – 15% of net sales of Virtue SAB, and additional per unit payments for SirolimusEFR used in Virtue SAB for which we are the sole exclusive supplier. The initial term of the Terumo Agreement expires on the tenth anniversary of the date on which the first pre-market approval application (“PMA”) is obtained from the FDA for Virtue SAB for ISR, and thereafter automatically extends for five-year periods unless terminated by Terumo. Under the Terumo Agreement, we retain the rights to develop and license technology used in Virtue SAB, including SirolimusEFR, for clinical applications outside of coronary and peripheral vascular intervention.

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date this Annual Report on Form 10-K, the target achievement date for two $5 million milestone payments has already passed. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $25 million in time-based milestone payments pursuant to the Terumo Agreement. Further, Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved over time.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. We have delayed initiation of our Virtue ISR-US pivotal study, for which we secured conditional IDE approval from the FDA on August 8, 2023, until such time as we and Terumo restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we and Terumo are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from our clinical steering committee for Virtue SAB. If negotiations are not completed to our satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

Market Needs — Coronary and Peripheral Artery Disease

Artery disease is caused by atherosclerosis, the hardening and narrowing of the arteries due to the build-up of fatty material and plaque that reduces blood flow through the blood vessels supplying the heart muscle (CAD) or limbs (PAD). CAD reduces blood flow and oxygen supply to the heart muscle and can result in angina, heart attack and lead to heart failure and arrhythmias. PAD can happen in any blood vessel, but it is more common in the legs than the arms and can lead to pain, muscle weakness, wounds and ulcers that are difficult to heal and, eventually, amputation.

According to the WHO, CAD is the top cause of global death, resulting in over 17.8 million deaths annually worldwide. According to the CDC, CAD was responsible for 695,000 deaths in the United States in 2021. According to the AHA, about 2 in 10 deaths from CAD happen in adults less than 65 years old. About 18.2 million U.S. adults aged 20 and older have CAD (about 6.7%), according to the CDC. Approximately 8.5 million people over age 40 in the United States have PAD, including up to 20% of individuals older than age 60, according to the CDC.

Interventional Cardiology

Interventional cardiology is a medical specialty that uses minimally invasive transcatheter, percutaneous technologies and techniques to treat artery disease and atherosclerosis. Catheter-based interventions using balloon angioplasty, stents and other technologies are the most common medical procedures used to treat artery disease and related conditions. There were over 6.4 million coronary and over 1.6 million peripheral catheter-based interventional procedures performed worldwide in 2022 according to Global Data & LSI Research. The global market for coronary interventional devices used to treat CAD, such as stent and balloon angioplasty systems, was valued at approximately $16.2 billion in 2022, and the global market for devices used to treat PAD, including angioplasty balloons, drug-coated balloons (“DCBs”), stents and atherectomy systems, was valued over $4.7 billion in 2022, according to market research firms LSI Research, Fortune Business Insights, and Global Market Insights.

The Evolution of Available Treatment Options

Balloon angioplasty is a procedure where small balloons integrated into catheters are introduced into the vascular system through a small puncture in the femoral artery in the leg or radial artery in the arm. Using specialized imaging technology called angiography, the balloon catheter is threaded through the vasculature to the site of blockage in an artery in the heart (coronary) or in the peripheral vessels. The balloon is then inflated using high pressures (up to 20 atmospheres) in order to crush the blockage (plaque) and expand the artery to restore blood flow.

While plain balloon angioplasty can offer significant clinical benefits, it also comes with drawbacks, such as elastic recoil, arterial remodeling or vascular smooth muscle cell excessive proliferation resulting in restenosis (vessel renarrowing) in response to balloon injury. These problems drove the development of bare metal stents (“BMS”) that are permanently implanted to hold a vessel open. These devices helped address elastic recoil and remodeling which helped reduce the impact of restenosis while also limiting the incidence of abrupt closure.

While the use of BMS helped address abrupt closure, it did not fully address the problem of restenosis in response to injury caused by the interventional procedure. Both angioplasty and stenting cause a stretch injury to the artery, resulting in a healing response whereby arterial smooth muscle cells proliferate and may block the artery again, a process known as restenosis. Restenosis can also occur over longer periods of time after a procedure because of the development of new atherosclerosis.

To help address the problems of restenosis, device manufacturers introduced drug-eluting stents (“DES”), which are stents coated with potent pharmaceutical agents that stop excessive cellular proliferation and thereby minimize restenosis within the stent (ISR). The most commonly used drugs were sirolimus, ‘limus analogs and paclitaxel. Paclitaxel is a cytotoxic drug widely used in cancer chemotherapy. Paclitaxel interferes with cell division, leading to cell death. Sirolimus and other ‘limus analogs, on the other hand, are cytostatic drugs widely used as an immunosuppressant to prevent transplant rejection. Sirolimus works by blocking a key pathway critical to cell proliferation while allowing the cell to continue to function when sirolimus is no longer present. Sirolimus and its analogs, or ‘limus agents, can be administered in high doses without adverse effects, resulting in a low toxicity profile.

In a large meta-analysis of 76 studies in patients undergoing percutaneous coronary intervention, ‘limus-eluting stents outperformed paclitaxel-eluting stents. In a meta-analysis of 26 randomized controlled trials, ‘limus-eluting stents demonstrated superior safety and efficacy with significantly lower MACE and target lesion revascularization, rates compared to paclitaxel-eluting stents (see figure below). Thus, ‘limus analog eluting stents have become the clear “gold standard,” with nearly 100% current global market share in the coronary DES marketplace.

One clearly demonstrated requirement for the use of sirolimus and other ‘limus agents in DES for the prevention of restenosis is that they be bioavailable for approximately 30 days at the treated lesion for optimal efficacy. This 30-day period is considered the critical healing period following the baseline interventional procedure during which the DES is implanted. For commercially successful DES products marketed by leading companies such as Medtronic, Abbott and Johnson & Johnson, the drug elution profile, or rate at which drug is released from the stent, has been specifically engineered and demonstrated in published preclinical results to provide drug availability for approximately 30 days. The critical importance of this 30-plus day elution profile for sirolimus and ‘limus agents is best demonstrated by Medtronic’s experience with its first DES product called Endeavor. The Endeavor DES was designed to have a faster drug release profile resulting an elution period of approximately 14 days. Clinical results with the Endeavor product were not favorable as compared to other commercially available DES. Subsequently, Medtronic developed and commercialized another DES product called Resolute that eluted Zotarolimus, a ‘limus agent proprietary to Medtronic, over more than 30 days. Medtronic conducted head-to-head clinical studies comparing Endeavor to Resolute demonstrating significantly superior clinical outcomes for Resolute in terms of Late Lumen Loss (“LLL”), and Target Lesion Failure (“TLF”). The figures below show the drug elution profile of the fast-eluting Endeavor DES compared to Resolute and the Cypher DES (Johnson & Johnson) and the Xience DES (Abbott), as well as clinical outcomes comparing Endeavor to Resolute.

Endeavor Stent Failed to Elute Through Critical Healing Period1
100
80
60
40
20
0
% Drug Eluted
Critical
Healing
Period
Endeavor
Cypher
Xience V
Resolute
0
30
60
90
120
150
180
Time (Days)

While DES offer significant clinical improvements over plain balloon angiosplasty and BMS, they have limitations, including the need for long-term use of dual antiplatelet therapy (having to use two types of antiplatelet agents) to address the new issues of late and very late stent thrombosis (formation of a blood clot) caused by delayed healing, local inflammation and impaired endothelial function around the stent. In addition, restenosis within a stent occurs in 5 – 10% of stented patients during the first year and continues at a rate of up to 3% per year thereafter, according to data from the National Cardiovascular Data Registry.

The limitations of DES prompted innovation for improved solutions that enable local delivery of anti-proliferative drugs while not leaving a permanent metal implant in the vessel. Bioabsorbable vascular scaffolds (“BVS”), were developed with the objective of performing like stents while eventually dissolving and leaving nothing behind after a few years. In July 2016, the first such device was approved by the FDA, Abbott’s Absorb Everolimus-eluting BVS. Unfortunately, this promising innovation has encountered several setbacks in clinical studies and upon commercialization. In September 2017, Abbott decided to pull Absorb from the market while other device manufacturers halted their in-progress programs. As a result, the attractive concept of “leave nothing behind” drug-eluting interventional therapy for coronary arteries remains unfulfilled. More recently, these devices are being explored for treatment of below-the-knee PAD, a challenging area of unmet need for which we believe Virtue SAB may warrant further development.

Drug-coated balloons have emerged during the last decade with the goal of providing the mechanical vessel expansion and anti-proliferative drug properties of DES while leaving nothing behind. We believe the concept of combining balloon angioplasty with simultaneous delivery of anti-proliferative medication may offer incremental benefits over available interventional therapies by (i) preserving the artery’s original anatomy; (ii) enabling treatment of vessels where DES delivery is challenging, such as small and bifurcated vessels; (iii) offering potential clinical improvement in lesions where available interventional devices have shown poor performance, including below-the-knee and restenotic lesions; and (iv) minimizing the dependency on long-term dual antiplatelet therapy and associated bleeding risks.

While having the potential to offer benefits over available interventional therapies, drug-coated balloons face some important challenges:

•	The Use of Paclitaxel — Despite the inferior performance observed in DES, most of the drug-coated balloons in use or in development globally deliver paclitaxel. In 2019, a published meta-analysis of several randomized controlled trials raised concerns of increased deaths among patients with femoropopliteal artery disease who received paclitaxel-coated devices (balloons and stents) resulting in the halting of several clinical studies and triggering an FDA investigation. Following careful analysis of data gathered from all the manufacturers, in August 2019, the FDA requested manufacturers to update device labeling and clinical study informed consent documents to incorporate information about the late mortality signal and made a commitment to continue working with the manufacturers and investigators on additional clinical evidence development. In July 2023, based on the FDA's review of the totality of the available data and analyses, they determined that the data does not support an excess mortality risk for paclitaxel-coated devices. The primary reason paclitaxel is used on drug-coated balloon technology is that paclitaxel has shown to be an easier pharmaceutical agent for balloon-based delivery due to fast tissue absorption and long tissue retention. On the contrary, ‘limus agents have proven to be quite difficult based on two key reasons: (i) slow tissue absorption making it difficult to transfer the drug and ensure desired tissue absorption; and (ii) short half-life (the time it takes for the amount of drug present to be reduced by 50%) makes it challenging to ensure that therapeutic concentration of the drug is present for the critical, four-week healing period.

Comparison of ‘Limus Agents and Paclitaxel by Key Attributes Relevant to Drug-Coated Balloons

•	The Need for Balloon Surface Coating — Drug-coated balloons utilize surface coatings for drug delivery which carry inherent limitations such as risk of emboli (e.g., a blood clot or other blockage) from large coating particulates that may cause downstream ischemia (an inadequate blood supply) in non-target tissues. Published quantitative analysis of various drug-coated balloons showed a substantial number of large particles (>300μm). Large particles have the potential to occlude microvessels downstream following balloon inflation.

In addition, third-party clinical data demonstrated that 50 – 80% of drug was washed or scraped off during transit to the target lesion prior to balloon inflation. Concerns of drug loss in transit and risk of particulates have prompted existing drug-coated balloon manufacturers to recommend balloon inflation within 30 seconds of balloon insertion into the patient, making it challenging for physicians to reach target lesions and ensure proper placement in such a short period of time, particularly in difficult coronary and peripheral lesions such ISR, small vessel disease, and below-the-knee disease.

Despite the limitations of paclitaxel-based DCBs, they are now widely used in the EU and Japan for the treatment of coronary ISR, coronary SV disease and other coronary indications. EU clinical guidelines recommend the use of DCBs for the treatment of coronary ISR based on clinical evidence. We estimate that potentially more than 30 percent of coronary interventions in the EU and Japan utilize a paclitaxel DCB. On March 1, 2024, Boston Scientific Corporation (“BSC”) announced FDA approval for its AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR. This approval follows BSC reporting preliminary results from its US pivotal study comparing the AGENT DCB to plain balloon angioplasty for the treatment of coronary ISR. These results showed statistical superiority for AGENT over plain balloon angioplasty in terms of TLF, the primary endpoint for the study. We believe FDA approval will lead to substantial clinical use of the AGENT DCB and that it will potentially become the new standard of care for coronary ISR. However, we believe the 17.9% reported rate of overall TLF is still high and creates a need and an opportunity for a differentiated, sirolimus-based product like Virtue SAB to demonstrate superior results and improve this standard of care.

Targeted Unmet Needs and Market Opportunity for Virtue SAB

We believe significant unmet needs remain in certain artery disease indications where treatment options are limited or fail to adequately improve patient outcomes, including ISR, SV, high bleeding risk patients undergoing percutaneous revascularization and BTK. We estimate these indications currently represent a total addressable global market opportunity of approximately 3.2 million treatable artery disease lesions. Further, based on its estimation of appropriate regional average selling prices, we estimate that the current aggregate annual global market opportunity for Virtue SAB is at least $4 billion.

The above estimates are based on, among other things, our engagement and work with an established market research firm to conduct market analysis around the Virtue SAB global opportunity. This third party employed both primary and secondary methods for data gathering and analysis. Primary analysis involved multiple Q&A calls with industry-leading key opinion leaders to help assess the addressable patient population and the most addressable patient segments. Secondary data analysis was conducted by mining numerous subscription-based market databases, Medicare data and published literature. After gathering initial disease prevalence data, both we and the third party spent extensive time collaborating on further delineating potential procedure volumes for coronary ISR, coronary SV disease, and BTK peripheral disease that can be addressed by Virtue SAB, taking into consideration patient treatment pathways, anticipated product benefits, competitive landscape and reimbursement. The market size calculations also took into account patients with high bleeding risk, which overlaps with all three target indications, and we believe will be an important driver of potential adoption. Third-party data mining, for which references were tracked, combined with our knowledge of market dynamics and anticipated product differentiation, helped us arrive at the global procedure count of 3.2 million. We determined average selling price estimates calculated by country or region based on existing competitive device prices, as well as estimated future pricing for Virtue

SAB and future competitive devices. We cross-checked these estimates with Terumo, our strategic partner for Virtue SAB. Using the specific regional market size calculations by indication and the estimated ASPs, we were able to calculate that the future addressable market value for Virtue SAB in its target indications to be at least $4 billion.

•	Coronary ISR: The vast majority of coronary artery interventional procedures involve the placement of a permanent stent at the site of stenotic lesion. According to data from the National Cardiovascular Data Registry, restenosis within a stent occurs in 5 – 10% of stented patients during the first year and continues at a rate of up to 3% per year thereafter, resulting in what we currently estimate to be an annual addressable global market of nearly 347,000 lesions that may require treatment. Until recently, the only device treatments approved by the FDA specifically for use in coronary ISR lesions were balloon angioplasty and intravascular radiation therapy known as brachytherapy. However, brachytherapy is considered a last resort treatment due to expense, limited availability, and long-term requirement for dual antiplatelet therapy, and hence represents a small proportion of ISR procedures, while traditional balloon angioplasty has poor outcomes with high retreatment rates. Although DES are not approved for ISR, it is commonly used off-label despite the problems associated with multiple stent layers within the lumen of the vessel along with other limitations. Despite the limitations of paclitaxel-based DCBs, they now widely used in the EU and Japan for the treatment of coronary ISR, coronary SV disease and other coronary indications. EU clinical guidelines recommend the use of DCBs for the treatment of coronary ISR based on clinical evidence. We estimate that potentially more than 30 percent of coronary interventions in the EU and Japan utilize a paclitaxel DCB. On March 1, 2024, BSC announced FDA approval for its AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR following preliminary results from its US pivotal study showing statistical superiority for AGENT over plain balloon angioplasty in terms of TLF. We believe the 17.9% reported rate of overall TLF is still high and creates a need and an opportunity for a differentiated, sirolimus-based product like Virtue SAB.
•	De Novo Coronary Small Vessels (<=2.5 mm): DES are difficult to position in vessels measuring less than or equal to 2.5 mm in diameter and may reduce already limited luminal area thereby impacting blood flow. We estimate that there are currently 788,000 lesions in small diameter vessels that may require treatment worldwide.
•	High-bleed Risk in De Novo Lesions (>2.5 mm): Percutaneous coronary intervention (“PCI”), with placement of DES requires prolonged (greater than six months) treatment with dual antiplatelet therapy (“DAPT”), which is intended to prevent stent thrombosis or the development of blood clots on or around the metal struts of a stent. Stent thrombosis can lead to major adverse events such as heart attacks and death. However, DAPT is associated with an increased risk of major bleeding. For patients undergoing PCI who are identified as being at high risk of bleeding, prolonged DAPT puts them at an increased risk of bleeding. We estimate that patients with an increased risk of bleeding currently have an estimated 853,000 treatable lesions with vessel diameter greater than 2.5 mm.
•	Below-the-Knee Lesions: BTK disease is a form of PAD and is a primary cause of critical limb ischemia or lack of sufficient blood flow to the legs and feet. This may lead to amputation and increased risk of death. Diagnosis and treatment of BTK disease is highly fragmented with patients being diagnosed by internists, podiatrists as well as interventionalists. The Rutherford score is often used to classify patients with peripheral artery disease with 0 being asymptomatic and 6 being severe ischemic ulcers or gangrene. The patients with Rutherford score of 3 – 5 are most likely to benefit from an effective interventional BTK treatment. We estimate there are currently 1,242,000 treatable BTK lesions worldwide. Available endovascular treatment options are limited and often provide limited benefit. Balloon angioplasty has generally poor outcomes with high restenosis rates that require frequent retreatment for these lesions. DES and bare metal stents are used off-label to treat BTK lesions but suffer from strut fractures and kinking due to high torsion and potential for a crush injury in arterial lesions that are located between the knee and ankle. Disappointingly, BTK trials with paclitaxel-coated balloons to date have shown limited improvement over plain balloons as well as, in some cases, increased risk of amputation. While the cause of increased amputation risk has not been attributed, we believe this may be due to drug toxicity and the impact of flakes and large particulates from the balloon coating itself causing blockage in downstream capillaries or the cytotoxic effect of paclitaxel in these downstream locations.

Impact Potential of Virtue SAB

Virtue SAB is a proprietary drug/device combination product designed to deliver extended focal release sirolimus during angioplasty for the treatment of atherosclerosis and prevention of restenosis. The patented Virtue SAB is specifically designed to perform angioplasty, a well-established interventional procedure where high-pressure balloon inflation mechanically re-opens a clogged artery. It also simultaneously enables protected delivery and extended focal release of therapeutic levels of proven sirolimus over the critical healing period following angioplasty, revolutionizing intra-procedural arterial drug delivery while leaving nothing permanent behind in the artery. While Virtue SAB is designed to achieve certain results as described above and below, there is no guarantee that Virtue SAB will prove to be safe and effective. Virtue SAB is designed to overcome the limitations of drug-coated balloons by:

•	Delivering sirolimus without the need for a permanent implant or balloon coating;
•	Protecting drug during transit to treatment site, preventing drug loss and reducing potential for downstream ischemia from large particulates;
•	Performing angioplasty using standard catheter techniques without navigation and deployment time constraints; and
•	Delivering the intended dose of sirolimus consistently.

The differentiated design of Virtue SAB was made possible by combining two key technologies:

•	Our patented AngioInfusion Balloon is designed to offer protected delivery of SirolimusEFR by keeping the drug formulation contained within the Dose Unit until the time of inflation when it is delivered to the target lesion through micropores in the balloon surface. The AngioInfusion Balloon is designed to offer the following benefits:
•	Enable high-pressure angioplasty to dilate artery, restoring blood flow;
•	Protect SirolimusEFR in transit to deliver the intended therapeutic dose at the target lesion;
•	Deliver SirolimusEFR simultaneously with angioplasty; and
•	Leave no permanent implant behind.

•	Our proprietary, investigational SirolimusEFR powered by Sostenocel, a fully bioabsorbable technology, is designed to enable extended focal release of a therapeutic dose of the anti-restenotic sirolimus over the critical healing period. SirolimusEFR is designed to offer the following benefits:
•	Protection of sirolimus from rapid degradation;
•	Extended release of therapeutic levels of sirolimus into the tissue during the critical healing period of approximately 30 days; and
•	Elimination from the body, leaving no detectable residual drug or material behind.

Virtue SAB System Components and Deployment

The Virtue SAB product candidate is under development to be provided in two packages:

•	AngioInfusion Balloon Package: This package includes the AngioInfusion Balloon along with a Compliance Card explaining the pressures needed for full balloon expansion, a Dose Chart which defines the dose of SirolimusEFR to be utilized for each balloon size, and the proposed Instructions for Use (“IFU”) for the system. To accommodate various vessel sizes and lesion diameters, we expect end users would need to stock an array of AngioInfusion Balloon sizes. The AngioInfusion Package is expected to be stored at room temperature with target shelf-life of two years at commercial launch (shelf-life independent of SirolimusEFR Package), if approved.

•	SirolimusEFR Package: This package includes SirolimusEFR in freeze-dried powder form in a vial with all components needed to reconstitute the formulation and set the desired dose to be delivered for the target lesion based on length and vessel diameter according to the Dose Chart and IFU provided in the package. The SirolimusEFR package is designed to be universal for all AngioInfusion Balloon sizes.

Since Virtue SAB is designed to work primarily as a balloon angioplasty catheter, the device most commonly used by interventional cardiologists, we believe it should be relatively easy for physicians to learn, adopt and use the device. The additional steps we expect will be required to reconstitute SirolimusEFR are straightforward and familiar to nurses and technicians. Following the standard preparation of the vessel and after identifying the appropriate balloon size, Virtue SAB is designed to be deployed in three easy steps:

1.	Reconstitute the formulation and set dose
•	SirolimusEFR is designed to be provided as a lyophilized (freeze-dried) powder that is reconstituted using provided components prior to the angioplasty procedure. Each balloon size is designed to deliver a specific volume of SirolimusEFR. Based on the balloon size selected, the required dose volume of the reconstituted liquid formulation is loaded into the Dose Unit. The SirolimusEFR-loaded Dose Unit is connected to the AngioInfusion Balloon catheter.
2.	Prime the catheter
•	The AngioInfusion Balloon is a semi-compliant microporous balloon. After the Dose Unit is connected, the AngioInfusion catheter is primed with the formulation using a standard endoflator device used in all catheterization labs prior to insertion into the patient and navigation to a target lesion. The dose remains protected in the Catheter and the Dose Unit.
3.	Position AngioInfusion Balloon and inflate
•	Similar to standard angioplasty, a guidewire and guide catheter are placed, and the balloon is positioned at the lesion using radiopaque marker bands. When satisfied with device positioning, the physician inflates the AngioInfusion Balloon to perform standard high-pressure angioplasty. The intended dose of SirolimusEFR is delivered simultaneously through the micropores to the target lesion.

Preclinical Data

We have conducted extensive preclinical testing of Virtue SAB and its key enabling technologies (SirolimusEFR and the AngioInfusion Balloon), including feasibility work as well as  Good Laboratory Practice (“GLP”) studies in support of regulatory filings and approvals. This work includes a variety of benchtop as well as small and large animal models. Large animal studies have been conducted in a porcine animal model, a widely used model for testing of interventional cardiovascular devices. A particularly important series of preclinical studies involving 130 pigs and over 750 distinct artery treatment sites showed that Virtue SAB provided extended focal release of therapeutic levels of sirolimus through the critical healing period of approximately four weeks. The data from these preclinical studies was published in the peer-reviewed EuroIntervention Journal in 2016 and showed that Virtue SAB successfully delivered and enabled long-term focal delivery at the treatment site of a therapeutic sirolimus dose (above the 1ng of drug per mg of tissue). This therapeutic dose level has been clinically proven using DES to be safe and efficacious at reducing restenosis during the critical healing period of approximately 30 days post-procedure. These preclinical studies also showed very low systemic concentrations in cardiac tissue as well as critical organs, such as lung, liver and kidneys, and did not show any adverse local or systemic effects.

Virtue SAB Demonstrated Therapeutic Arterial Tissue Concentrations Through the Critical Healing Period with Low Systemic Concentrations

Therapeutic Concentration > 1ng/mg
Sirolimus Tissue Concentration (ng/mg)
1000
100
10
1
0.1
0.01
0.001
0.0001
0
5
10
15
20
25
30
Time (Days)
Lung, liver and kidney below level of assay quantification (0.1 ng/mg) in less than 1 week
Coronary
Distal
Kidney
Liver
Lung
N = 753 porcine coronary artery segments

Clinical Results

The SABRE, or Sirolimus AngioInfusion (formerly angioplasty) Balloon for Coronary In-Stent REstenosis, first-in-human clinical study was initiated in November 2013 by Caliber Therapeutics, Inc., which is now our subsidiary. SABRE was a prospective, 50-patient feasibility study at nine European centers (Belgium, The Netherlands, Denmark and Latvia), following patients for three years after Virtue SAB treatment, including angiographic follow-up at six months and clinical follow-up at one, two and three years.

Twelve-month follow-up data from the SABRE study, published in JACC Intervention in October 2017, demonstrated the clinical study performance of Virtue SAB in what we believe was a very challenging patient population with predominantly long, diffuse restenotic lesions within stents that had been implanted, on average, nearly four years prior to the study enrollment.

Clinicians in the study reported a 100% procedural success rate on a per patient basis (which was defined as the ability to successfully deliver and deploy the device at the lesion site) with Virtue SAB, suggesting the ease of use of the system. The primary safety endpoint was TLF at 30 days. TLF is commonly defined as a combination of MACE, which include cardiac death, target vessel myocardial infarction, as well as clinically (symptom) driven target lesion revascularization. The primary performance endpoint was six-month in-segment LLL, measured as the difference in the vessel lumen diameter immediately after the procedure compared to the follow-up at six months.

Revised Per-Protocol Population

A revised per-protocol population was determined based on analysis of procedural data by an independent core lab. This analysis identified 14 cases out the 50 patients treated in the SABRE study that represented serious violations of the established inclusion and exclusion criteria of the protocol for the study. Eight cases were excluded due to excessive proximity to the aorta or major side branches. Three cases were excluded due to treatment of lesions that were longer than available Virtue SAB devices were designed to treat or multiple lesions in the vessel where there was a target lesion. Finally, three cases were excluded due to previously stented restenosis (i.e., the lesion already had two overlapping treatment stents). The remaining 36 patients are referred to herein as the revised per-protocol, population.

Virtue SAB met the primary performance endpoint of the SABRE study with Virtue SAB demonstrating six-month in-segment LLL was 0.12 mm, a positive result as compared to the study target of 0.43 mm. Virtue SAB met the primary safety endpoint with zero reported TLFs at 30 days. The secondary performance endpoint of binary restenosis was also met with Virtue SAB achieving a rate of 2.8%. Revised per-protocol analysis showed a low 2.8% rate of TLF at one-year follow-up and 5.6% at three-year follow up. The increase in TLF after one year was because of the death of one study patient which was reported as multiple organ failure non-cardiac death and adjudicated as non-device and non-procedure related. Over the entire three-year period of the SABRE study, a total of 66 SAEs occurred in 32 of the 50 study patients (64.0%). A total of 29 SAEs in 18 patients were cardiac-related, of which:

•	with respect to their relationship to the investigational device, the SAEs were adjudicated as follows: 19 as “unrelated,” three as “unlikely,” four as “possible”, two as “probable” and one as “highly probable;” and
•	with respect to their relationship to the device treatment procedure, the SAEs were adjudicated as follows: 18 as “unrelated,” three as “unlikely,” two as “possible,” three as “probable” and three as “highly probable.”

A total of 37 SAEs in 25 patients were non-cardiac-related, none of them were adjudicated as “highly probable,” “probable,” or “possible” related to either the device treatment procedure or the investigational device. A total of eleven patients had both, cardiac- and non-cardiac-related SAEs.

Intent to Treat Population

The intent-to-treat (“ITT”) population included all the patients enrolled in the study including those treated despite a significant protocol violation as noted above. The ITT analysis of the SABRE study demonstrated 0% MACE and TLF in hospital or at 30 days follow-up, 10.2% MACE and 8.2% TLF at six months, and 16.3% MACE and 14.3% TLF through three-year follow-up. LLL results were 0.31 mm at six months. We believe these results were encouraging given that the ITT population had a high percentage of difficult to treat diffuse lesions as well as lesions with average time since original stent implantation of nearly four years which is substantially longer than typical ISR, which is most likely to occur 3 to 12 months after stenting.

Two-year and three-year clinical follow-up results from the SABRE study were presented at the Transcatheter Cardiovascular Therapeutics (“TCT”) conference in 2017 and 2018, respectively. We believe the angiographic and clinical results of the SABRE trial are encouraging and provide the basis for it to conduct the upcoming Virtue ISR-US pivotal clinical study in coronary ISR. The diagrams below summarize the clinical results from this study.

Angiograms of Virtue SAB in Patients

The below images were best matched pairs of baseline and six-month follow-up angiograms identified and are included for illustrative purposes only to show the outcome of Virtue SAB administration in successfully treated patients. The below images are not intended to be representative of all the patients treated in the study and their respective outcomes.

Patient 1 (06-03): Patient presented with an 11.54 mm lesion in the mid-left circumflex artery. Lesion was previously treated with a BMS. The patient’s lesion was pre-dilated (a standard practice in drug-eluting balloon procedures) with a non-compliant balloon (a balloon that expands to one specific size independent of internal pressures commonly used to expand clogged arteries) and was treated with a 3.5 mm x 15 mm Virtue SAB. The patient had an excellent post-procedure outcome which was maintained through angiographic follow-up at 193 days. The LLL was measured at -0.03 mm.

Patient 2 (11-03): Patient presented with a 17.8 mm diffuse lesion of mid-left arterior descending artery following implantation of a DES seven months prior. After pre-dilatation with a scoring balloon (capable of achieving greater pressures and commonly used to open long, diffuse lesion), the lesion was treated with 3.25mm x 25mm Virtue SAB. The patient had an excellent post-procedure outcome, which was maintained through angiographic follow-up (at 175 days). The LLL was measured at -0.16mm.

Global Clinical and Regulatory Program

Per the terms of the Terumo Agreement, we and Terumo plan to execute a global clinical and regulatory program for Virtue SAB for multiple indications, with an initial focus on coronary ISR, coronary SV, and peripheral BTK lesions. Under the Terumo Agreement, it is expected that Terumo will assume financial and execution responsibility for substantially all future clinical and regulatory development except for the Virtue ISR-US trial, the planned U.S. pivotal clinical study to support submission of a PMA application to the FDA for Virtue SAB for treatment of coronary ISR.

In 2019, the FDA confirmed that Virtue SAB will be regulated as a combination product candidate, with the FDA’s Center for Devices and Radiological Health as the lead review center of a marketing application. In addition, Virtue SAB has been granted Breakthrough Device designation in:

•	Coronary ISR — for the balloon dilatation of the stenotic portion (up to 26 mm in length) of a stented coronary artery that is 2.25 mm to 4.0 mm in diameter, for the purpose of improving lumen diameter;
•	Coronary SV — for the balloon dilation of the de novo stenotic portion (up to 26 mm in lesion length) of a native coronary artery of 2.0 mm to 2.5 mm in diameter (small coronary arteries), for the purpose of improving lumen diameter; and
•	Peripheral BTK — for the balloon dilatation of the stenotic portion (up to 18 cm in length) of an infrapopliteal artery (P-3 segment or distal, below the knee, with reference vessel diameter 2.25 – 4.0 mm), for the purpose of improving lumen diameter.

In August 2023, we announced that the FDA granted Orchestra IDE approval with conditions to initiate our planned Virtue ISR-US pivotal study evaluating the efficacy and safety of Virtue SAB for the treatment of patients with coronary ISR. We are permitted to begin enrollment of the study upon completion of standard clinical trial initiation activities including clinical center institutional review board (“IRB”) approvals. The conditional approval also requires us to submit additional information to the FDA.

Our IDE approval is currently for a study expected to randomize 300 patients with coronary ISR lesions previously treated with single layer of stents. Patients are to be randomized in a two-to-one ratio of treatment with Virtue SAB versus plain balloon angioplasty. The primary efficacy and safety endpoint will be TLF at 12-month follow-up. In parallel to the randomized arm of the study, we also currently plan to enroll a non-randomized study arm of 100 patients with coronary ISR lesions previously treated with a second layer of stents, or double-layer stent coronary ISR. In light of the recent FDA approval of BSC’s AGENT paclitaxel DCB, we are reviewing the design for the Virtue ISR-US and considering alternative clinical study designs with our clinical steering committee for Virtue SAB.

Subject to our restructuring the Terumo Agreement, we currently expect to enroll patients for the Virtue ISR-US study at up to 50 study centers in the United States which have already been identified and engaged to participate in the study. The Virtue ISR-US study will be further supported by highly qualified third-party resources, including a CRO, an independent core lab and independent imaging analysis lab.

We currently anticipate using SABRE study results as well as Virtue ISR-US results to support regulatory approval for Virtue SAB for the treatment of coronary ISR outside the United States. In accordance with the Terumo Partnership, we and Terumo have established a Joint Steering Committee (“JSC”) to oversee the development and commercialization of Virtue SAB. We have the right to participate in negotiations with regulatory bodies regarding study designs and other requirements for approval. The Terumo Agreement also provides for ways for us to support further clinical and regulatory development through the active involvement of its team and advisors, and it is anticipated that any such support work provided by us would be reimbursed by Terumo. Through the JSC, our role in regulatory negotiations and other active collaboration with Terumo, we expect to influence, monitor and help drive the execution of the global clinical and regulatory program for Virtue SAB.

SirolimusEFR — Additional Focal Therapies Product Candidates and Development Initiatives

We are also seeking to establish a pipeline of additional targeted therapeutic product candidates for development and future licensing based on our proprietary SirolimusEFR formulation as well as, potentially, the microporous AngioInfusion balloon technology used in the Virtue SAB. SirolimusEFR is an investigational, extended focal release formulation of sirolimus enabled by our proprietary Sostenocel technology. We believe the ability of its Sostenocel technology to enable localized, targeted delivery and extended tissue release of sirolimus offers the potential for new and impactful therapeutic applications of SirolimusEFR. Sirolimus, a pharmaceutical agent also known as rapamycin, is a macrolide compound that is used to treat artery disease (drug-eluting stents or drug-coated balloons), prevent organ transplant rejection, treat rare lung disease called lymphangioleiomyomatosis, and shown to be effective against various tumor types. In addition to these approved indications, sirolimus and its analogs have been studied for potential clinical benefit in a broad array of medical conditions.

Sirolimus and its analogs act to inhibit the mammalian target of rapamycin, which regulates cellular metabolism, growth, and proliferation. Through its cystostatic mechanism of action, sirolimus prevents cell replication and proliferation while the drug is present in cells and tissues. Unlike cytotoxic agents such as paclitaxel, however, sirolimus does not kill the cells it affects, and these cells return to normal function once the drug is no longer present. This safer anti-proliferative mechanism makes sirolimus a valuable pharmaceutical agent to suppress undesirable immune system activity, which is why systemic use of high doses of sirolimus is the primary treatment to prevent rejection of transplanted organs. It also makes sirolimus useful as an anti-inflammatory and anti-fibrotic agent, which is one of the primary reasons it was chosen as an anti-restenotic drug to coat on the surface of a permanent arterial stent. However, the therapeutics effects of sirolimus are limited by the amount of time sirolimus is present at a therapeutic concentration. The known half-life of sirolimus is short, approximately 62 hours. Sirolimus has an attractive safety profile and a wide therapeutic window which allows for relatively high dosing thresholds before risk of toxicity. However, using systemic delivery of the drug to achieve therapeutic effects in targeted tissues or organs requires regular systemic dosing, increasing the risk of off-target effects and toxicity.

Our proprietary Sostenocel technology is designed to facilitate a localized tissue depot of sirolimus and enable extended focal release of sirolimus over typical critical healing period of approximately 30 days, potentially overcoming the challenges of sirolimus’ short half-life. While our Sostenocel technology is designed to achieve certain results as described above, there is no guarantee that it will prove to be safe and effective.

We retain all rights to develop additional therapies using its proprietary SirolimusEFR to potentially treat focal inflammation outside of coronary and peripheral vascular indications. Further, we are currently working on all chemistry, manufacturing and controls (“CMC”) testing for its IDE submission for the combination product Virtue SAB that includes populating a drug master file (“DMF”). We believe this DMF will be helpful in supporting additional vascular regulatory indications for Virtue SAB as well as future potential non-vascular indications for SirolimusEFR with or without our microporous angioinfusion balloon technology. Depending on the indication, we may be able to leverage some of the biocompatibility and CMC data in the DMF, while providing additional data depending on the indication selected. Leveraging CMC data in the DMF as well as other preclinical, clinical and device testing work related to Virtue SAB may allow us to advance development of additional SirolimusEFR-based product candidates at an accelerated pace and at reduced cost, although no assurances can be given that development will proceed faster or at lower expense than otherwise expected.

We are evaluating the use of SirolimusEFR through a balloon device treatment and delivery system similar to our AngioInfusion Balloon or simply as a direct focal injection for treatment of additional indications associated with major medical conditions for which mature procedure-based markets already exist. We will seek to identify and initiate discussions with potential strategic partners when we believe sufficient data and evidence is available to support a potential business collaboration.

Therapeutic Medical Device Innovation — Opportunities and Challenges

Opportunities

Therapeutic medical device innovations that can help reduce healthcare costs while improving clinical outcomes are a critical component of successful healthcare delivery and offer future opportunities for clinical and commercial value creation. We were founded on the belief that accelerated development and commercialization of such innovations represents an opportunity to generate significant stockholder value while producing substantial clinical benefit to patients suffering from life-threatening and life-diminishing medical conditions. The following summarizes several of the key factors we believe are driving the overall therapeutic device market opportunity:

•	Therapeutic medical devices are a core component of the large and growing healthcare industry. Over the last several decades, therapeutic medical device innovation has dramatically altered the treatment landscape of a broad range of procedure-based medical fields, giving rise to a number of new multi-billion-dollar markets as treatment patterns have shifted to leverage the advantages of new, less invasive and more effective solutions. The U.S. medical device market dominates this global industry, with annual sales reaching $185 billion in 2022 according to a Fortune Business Insights report. Additionally, the medical device industry is poised for steady growth, with global annual sales forecasted to rise by over 6 percent annually and reach nearly $291 billion by 2030.

•	Growing healthcare expenditures driven by an aging population create a significant need to improve procedural techniques and treatment outcomes while reducing the cost, risk, complexity and recovery time associated with medical procedures for major conditions. According to the WHO, global healthcare expenditures reached $9 trillion in 2020, growing at a rate of 3.9% annually, 30% faster than overall economic growth rates. The extraordinary growth in healthcare spending is driven in part by the ever-increasing demands of a longer-lived, aging population. According to the United Nations, the global population aged 60 years or over numbered 962 million in 2017, more than twice as large as in 1980 when there were 382 million persons aged 60 years or older worldwide. The number of persons aged 60 years or older is expected to double again by 2050, when it is projected to reach nearly 2.1 billion. Further, the number of persons aged 80 years or over is projected to increase more than threefold between 2017 and 2050, rising from 137 million to 425 million worldwide, according to the UN. Advanced therapeutic medical devices can enable minimally invasive, relatively simple procedures to replicate the outcome of highly invasive, complex and expensive surgical procedures that involve higher patient risk and require lengthier recovery periods. Previously difficult-to-treat conditions are easier to treat as innovative therapeutic medical devices become the new standard of care.
•	Rapid advances in enabling technology, the convergence of devices and drugs, and the emergence of bioelectronic and digital medicine as well as robotics offer new and enhanced therapies that drive improved costs and treatment outcomes for patients while addressing unmet clinical needs. Advances from a broad range of scientific and engineering fields, including miniaturized components, polymers and biomaterials, metallurgy, advanced electronics and optics, robotics, wireless technology, computing and artificial intelligence offer dramatic new capabilities and improvements for therapeutic medical devices. A key enhancement to therapeutic device capabilities has been the ongoing convergence of devices and pharmaceutical drugs to create the rapidly expanding field of combination products that have enabled device makers to enhance therapeutic device performance as well as offer means to target drug delivery to specific focal tissue to improve efficacy and reduce toxicity in patients. More recently, bioelectronic medicine, another emerging field of therapeutic device technology based on applying targeted electrical stimulation and sensing technology to modulate, activate, or regulate neurological or physiological systems, has found expanding applications across multiple large therapeutic device market segments.

Challenges

Despite the substantial and growing need for innovative medical device solutions, significant barriers of cost, time and work prevent many such innovations from reaching patients. Smaller start-up companies that typically develop novel therapies often struggle for resources to reach clinical and commercial value inflection, while large multinational medical device companies have constrained research and development budgets that limit investment in innovation and development-stage acquisitions. Based on data tracking medical device startups during the prior decade, companies that raise capital beyond Series A now require an average of $60 million in funding. In addition, over the last two decades, the medical device industry has undergone significant consolidation, with a similar goal of creating efficiencies as well as to maintain strategic relevance with their customers as hospitals and other providers seek to consolidate and extract savings from their supplier base. This global consolidation of the healthcare ecosystem creates significant challenges for emerging medical device companies, including:

•	Large medical device companies and financial investors are prioritizing commercial-stage over preclinical and clinical-stage acquisition and investment opportunities. The large, global medical device consolidators generally pursue capital and resource allocation strategies that place high value on opportunities that can enhance revenue growth without meaningful dilution of near-term profitability. These companies have increasingly focused on acquiring commercial-stage assets over clinical-stage assets, while reducing their own internal research and development investments in novel, high-risk, high-potential reward innovation programs. The top 20 global medical device companies allocate on average only 7% of revenue to research and development, limiting their ability to spend money both on internal and acquired programs. By contrast, the top 20 biopharmaceutical companies spend an average of 20% of revenue on research and development, giving them much greater ability to invest in new therapeutic innovations as well as to deploy capital into early-stage product candidate development through a range of risk and reward sharing collaborative structures with smaller private and publicly-traded biotechnology companies. According to the SVB Healthcare Report 2019, approximately 85% of venture-backed medical device companies that were acquired by larger companies required commercial traction prior to their acquisition.

•	Emerging medical device companies are increasingly required to commercialize their technologies, a process which is both expensive and challenging in a highly consolidated industry, forcing investors to deploy more capital and also prioritize commercial-stage or near commercial-stage companies. The emphasis on later-stage commercial medical device companies by the global medical device consolidators as well as investors creates pressure on medical device innovators to both innovate and commercialize their products. The skill set of the innovator — creativity, efficient problem-solving, engineering, intellectual property development, intelligent risk-taking, understanding clinical and regulatory development pathways — is very different from the skill set required to commercialize medical device innovations. Additionally, products that address high-volume existing procedure-based medical markets are particularly challenging for small companies given that larger, more established competitors are able to deploy much larger direct salesforces and have diverse product portfolios that frequently enable effective product bundling. Overall, organizational transformation for commercialization is challenging, time-consuming, and carries strategic and operational risk. Furthermore, commercialization requires significant additional capital to support supply-chain, inventory, quality management and distribution buildout as well as to fund sales and marketing costs over sustained periods of time before commercial revenues provide sufficient cash-flow contributions. As a result, venture capital investors have similarly chosen to emphasize later-stage investments in medical device companies over early-stage investments. According to Deloitte, Series A funding for medical device companies decreased by 14% from 2006 to 2016 whereas overall venture funding for medical device companies increased by 63% over that same period. Based on data tracking medical device startups during the prior decade, medical device companies require significant capital, with companies that raise capital beyond Series A now requiring an average of at least $60 million in funding.
•	Given the cost and resources required to commercialize, most emerging medical device companies focus on a single product and need to achieve revenue scale quickly, which increases overall business risk. Because of the financial and organizational requirements of commercialization and the consequent challenges, innovation-focused companies are typically compelled to limit their focus to a single product or technology platform. As a result, these companies and their stockholders are exposed to concentrated technology, clinical, competitive and market risks. Furthermore, they may need to prioritize capital and resource allocation to commercialization over ongoing product innovation and clinical evidence development, increasing the risk that their core product solution loses competitive advantage or value over time.

Our Growth Strategy

Our growth strategy is primarily focused on the execution of key development initiatives and partnership opportunities within its existing product pipeline, with the objective to advance these product candidates to key value inflection points and to form strategic partnerships for commercial value realization. This includes advancing clinical study activities for our flagship product candidates, as well as moving earlier stage product candidates further into clinical development. In the future, we will look to potentially expand our pipeline through collaborations or spinouts with corporate partners, targeted acquisitions that are made in parallel to forming strategic collaborations, royalty-based research and development partnerships, as well as highly selective organic development or intellectual property licensing.

We intend to carefully screen new opportunities utilizing our focused innovation selection criteria to ensure a fit with its partnership-enabled business model.

•	Target mature therapeutic device markets with significant unmet needs. Product innovations that address known unmet clinical and procedural needs in established medical markets with entrenched leaders and slowed product innovation.
•	Provide high-impact, procedure-based solutions with rapid adoption potential. Transformative technology solutions with the potential to improve clinical outcomes and lower costs of care while fitting existing treatment paradigms and having well-defined development pathways.
•	Offer strategic and financial benefits to a commercial partner and us. Innovative technologies that are protected by strong intellectual property offer distinct advantages that can be leveraged to disrupt competitive dynamics, and have the potential to provide attractive profit margins to support favorable partnership economics.

Our Team and Innovation History

We are led by a highly accomplished, multidisciplinary management team with extensive experience and strong expertise in all phases of therapeutic product development. Our senior management team, including the vice president-level and above executives, has over 350 years of combined experience, with an average tenure of 25 years in the development and commercialization of procedure-based innovations for major clinical indications. Our team’s expertise includes clinical need and market analysis, product design and intellectual property prosecution, clinical and regulatory execution, as well as supply chain and quality system development. Members of our senior management team have been personally involved in the development and regulatory approval or clearance of over 100 products and have helped author over 600 patent applications. Our executive team is guided by a seasoned and highly accomplished board of directors with knowledge and experience in the healthcare industry, including medical devices, biotechnology and clinical medicine, as well as business operations, strategy, finance and capital markets. Further, our product development efforts are supported by world-renowned medical advisors who are physicians and scientists recognized for their knowledge of specific disease states and treatment options available, as well as their ability to quickly assess new technologies for clinical feasibility and likelihood of adoption.

All of the product candidates in our pipeline were conceived and developed by our management team and employees through predecessor companies founded by a medical device accelerator, Accelerated Technologies, Inc. (“ATI”). ATI was originally founded in 2000 and employed active collaboration with industry-leading physicians to identify and purpose-build transformational therapeutic devices. Our founders and senior executives, Mr. Hochman and Mr. Sherman, joined ATI in 2006 and 2008, respectively. Prior to their joining, ATI was associated with the development of approved devices such as transcatheter aortic valve replacement (Percutaneous Valve Technologies, Inc., which was acquired by Edwards Lifesciences Corp. in 2003) and catheter-based temporary ventricular support (Impella CardioSystems AG, which was acquired by ABIOMED, Inc. in 2005). Mr. Hochman and Mr. Sherman assumed control of ATI in 2009 and proceeded to found new companies that developed Virtue SAB (Caliber Therapeutics), BackBeat CNT (BackBeat Medical), and the FreeHold Duo and Trio Retractors (FreeHold Surgical). Legacy Orchestra’s business was formed in May 2018 upon the merger of these three entities and a concurrent recapitalization. ATI was subsequently acquired by Legacy Orchestra in December 2019.

Our Strategic Holdings

We own outright or maintains ownership of minority equity interests, convertible debt and/or royalty-stream interests in additional therapeutic device assets currently undergoing early-stage commercialization and further product development that we believe have growth and value appreciation potential. Our objective is to create and realize additional stockholder value through ownership in innovative therapeutic product solutions in core, adjacent and synergistic medical segments. Our strategic holdings include:

•	FreeHold Surgical — we own 100% of FreeHold Surgical, LLC, which has developed and commercialized on a pilot basis in the U.S. patented single-use FreeHold Hands-Free Intracorporeal Retractions (“FreeHold Devices”) designed to help reduce required incisions and enhance laparoscopic and robotic procedures. FreeHold Trio and Duo hands-free intracorporeal retractors are regulated as Class I medical devices by the FDA and are generally indicated for internal organ or tissue retraction during minimally invasive procedures. We believe FreeHold devices are the only fully and continuously adjustable, completely intracorporeal devices specifically designed to address limitations of the available retraction methods. These devices are designed to enable a variety of advanced robotic and laparoscopic surgical procedures for the treatment of obesity, GI disorders and other indications. Versatile design makes retractors appropriate for a broad range of minimally invasive procedures, including bariatric and foregut surgeries, nephrectomies, colectomies, cholecystectomies, paraaortic node dissections, hysterectomies, and other procedures. We believe FreeHold devices are designed to offer several potential advantages over existing retraction options:

•	Improve Patient Care
•	No additional incisions required: deployed through same access incisions as used in standard procedures;
•	Minimize complications from suboptimal visualization and additional incisions; and
•	Avoid trauma associated with the use of Nathanson-type retractors
•	Enable Full Surgeon Autonomy
•	Surgeon controls positioning and adjustment of retractor;
•	Once positioned, surgeon has full use of both hands to perform surgery; and
•	No coordination with circulator required
•	Optimize Visualization
•	Easily adjustable throughout the procedure for sustained visibility; and
•	Low profile design minimizes procedural clutter and collisions

Targeted Commercialization — we estimate over 20,000 procedures using FreeHold devices have been performed in the United States to date, primarily in bariatric (obesity) and foregut (GI, metabolic) surgeries with some initial experience in paraaortic node dissections (gynecologic oncology), nephrectomies (kidney removal) and cholecystectomies (gallbladder removal). FreeHold’s targeted commercial development program involves only two dedicated sales representatives targeting hospitals in the United States to demonstrate clinical utility and commercial demand for FreeHold Devices.

Strategic Potential — we believe FreeHold devices have been optimized for strategic partnership because they are highly differentiated, enabling products that fit into current treatment paradigm, are easy to use with a relatively short learning curve and have sufficiently high profit margins that provide potential for partnering to enable a revenue sharing arrangement.

Formation and Conversion to a Limited Liability Company — In May 2018, Legacy Orchestra completed its acquisition of FreeHold Surgical, Inc., a Delaware corporation that has, among other things, the rights to our FreeHold Devices. FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractors for minimally invasive surgery in 2012. In December 2019, Legacy Orchestra converted FreeHold Surgical, Inc., a Delaware corporation, to FreeHold Surgical, LLC, a Delaware limited liability company. References in this annual report to FreeHold refer to FreeHold Surgical, Inc. prior to its conversion to a limited liability company and to FreeHold Surgical, LLC after its conversion to a limited liability company, as applicable.

•	Vivasure Medical — as of December 31, 2023, we owned a minority equity interest, representing approximately 11.6% in Vivasure Medical Limited, a Galway, Ireland-based company that develops advanced polymer implants and delivery systems, primarily focused on minimally invasive vessel closure in cardiology, interventional radiology and vascular surgery. Vivasure’s lead product candidates include is PerQSeal (CE marked) and PerQSeal+, both fully bioabsorbable, patch-based large-bore (12 – 24 French, 4 – 8 mm) percutaneous closure devices. In May 2023, Vivasure announced the initiation of enrollment of the PATCH study, a pivotal study of PerQSeal+ for large hole closure designed to support FDA approval of the device. This study is actively enrolling and is expected to be completed in 2024. Vivasure has recently completed a Series D financing led by Haemonetics Corporation, U.S. medical device company that also purchased for $10 million, an exclusive option to acquire Vivasure following successful completion of the PATCH pivotal study. If this potential acquisition proceeds are fully paid, we are expected to receive approximately between $13 and $20 million in cash proceeds (the total amount depending on the achievement of certain milestones). Mr. Hochman, our chief executive officer, serves as a board observer to Vivasure.

•	Motus GI — as of December 31, 2023, we owned a minority interest, representing approximately 3.5% in Motus GI (Nasdaq: MOTS). Motus GI has developed the Pure-Vu® System, a medical device that has been cleared by FDA to help facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (GI) endoscopy procedures. The Pure-Vu® System is CE marked in the EU for use in colonoscopy. According to Motus GI’s Form 10-K for the fiscal year ended December 31, 2023 (the “Motus 2023 10-K”), Motus GI (i) has never been profitable and has incurred significant net losses each year since its inception, including a net loss of $12.9 million for the year ended December 31, 2023, (ii) expects to continue to incur net operating losses for the foreseeable future, and (iii) had $5.0 million in cash and cash equivalents and an accumulated deficit of $154.2 million as of December 31, 2023. Motus GI’s net cash used in operating activities for the year ended December 31, 2023 was $11.2 million. In addition, according to the Motus 2023 10-K, Motus GI has generated limited revenues, experienced negative operating cash flows and has incurred substantial operating losses that raise substantial doubt about its ability to continue as a going concern.

Motus GI issued a pool of royalty certificates that provided an interest in future Motus GI revenues equal to three percent of net product sales (upon first generating, in the aggregate since its inception, net product sales equal to $20.0 million) and five percent of licensing proceeds (upon first generating, in the aggregate since its inception, licensing proceeds equal to $3.5 million). Royalties with respect to each of net sales and licensing proceeds were capped at a maximum of $30.0 million per year with respect to the entire pool of royalty certificates. We acquired approximately 53% of all the royalty certificates issued by Motus GI, representing an interest in approximately 1.6% of future net sales and 2.7% of future licensing proceeds, in each case subject to the minimum thresholds and caps discussed above. The expiration of this royalty interest was tied to the last valid patent claim covering Motus GI’s products on a country-by-country basis, which expiration with respect to the United States was 2037, which date could have been extended by the issuance of additional patents. On September 12, 2023, Motus GI and the requisite number of holders of royalty certificates entered into an Amendment Agreement (the “Amendment Agreement”), pursuant to which the royalty certificates were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for an aggregate of 1,323,323 shares of Motus GI common stock. As a result of the Amendment Agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates.

From December 2016 to April 2023, Mr. Hochman, our chief executive officer, served as Chairman of the board of directors of Motus GI, and as a member of the board of directors until September 2023. Mr. Sherman, our president and chief operating officer, also served on the board of directors of Motus GI from December 2016 to September 2023.

Our Research and Development

We invest in research and development efforts that advance and expand its product pipeline. Our goals are to: (1) deliver on clinical, regulatory and commercial development objectives for Virtue SAB set forth in collaboration with our strategic partner, Terumo; (2) deliver on clinical, regulatory and commercial development objectives for BackBeat CNT set forth in collaboration with our strategic partner, Medtronic; and (3) further develop pipeline product candidates towards future partnerships with potential strategic partners. Our research and development expenses totaled $33.8 million for the year ended December 31, 2023, and $21.9 million and $12.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.

We believe our ability to rapidly develop innovative product candidates is attributable to the dynamic product innovation process that we have implemented, the versatility and leveragability of our core technologies and our partnership-enabled business model that drives our innovation objectives and research and development process. We have recruited and retained engineers and scientists with significant experience in the development of medical devices. We have a pipeline of product candidates in various stages of development that are expected to provide additional strategic opportunities. Our research and development efforts are based at our facilities in New Hope, Pennsylvania and Fort Lauderdale, Florida.

Our Manufacturing and Supply

Bioelectronic Therapies (BackBeat CNT and CNT-HF)

Our wholly owned subsidiary, BackBeat Medical previously contracted with a business unit of Integer under an agreement (the “Integer Agreement”), to develop and manufacture the Moderato device, which consists of an IPG, powered by a primary battery and a programming system integrated by a programmer interface and telemetry wand and a software application capable of programming standard pacing functions as well as the different parameters of BackBeat CNT. All intellectual property that Integer developed for BackBeat Medical during the performance of the Integer Agreement, whether independently or jointly, and that resulted from or uses BackBeat Medical’s technology or intellectual property are owned by BackBeat Medical. Under the Integer Agreement, Integer provided BackBeat Medical a perpetual, royalty-free, fully paid, assignable, world-wide, non-exclusive license for the device-incorporated Integer property, allowing the use of the incorporated Integer property only within BackBeat Medical’s field of use (electrical therapies, particularly cardiac pacing for (i) treatment of HTN and (ii) rhythm management in patients that were implanted with a device for the treatment of HTN). We also utilize the services of external consultancy firms for quality and regulatory services related to Moderato devices to supplement its internal capabilities. As of the date of this filing, we do not anticipate receiving any new Moderato devices under the Integer Agreement.

Medtronic has completed integration and associated validation and verification testing of AVIM therapy algorithms as a field downloadable addition to its premium, commercially available dual-chamber pacemaker systems for use in the pivotal study. Medtronic is also providing clinical and regulatory resources in support of the pivotal study. We are reimbursing Medtronic at cost for these development, clinical and regulatory resources. Medtronic will integrate AVIM therapy, at our cost, as a firmware component of a premium pacemaker for potential regulatory approval and commercialization of AVIM therapy-enabled commercial devices following a successful outcome of the BACKBEAT pivotal study.

In February 2023, we also contracted with MEDICO S.R.L. to develop a dual chamber pacemaker device that meets our specifications for running our cardiac neuromodulation therapies as well as standard pacing algorithms. This new device platform is designed to allow us to conduct CNT program studies for potential expanded indications and populations, including certain heart failure patients. The device development has been completed and initial units are currently expected to be delivered during 2024.

Focal Therapies (Virtue SAB, SirolimusEFR and Sostenocel)

Microporous AngioInfusion Balloon and other device components of Virtue SAB. Under the terms of our agreement with Terumo, Terumo has agreed to assume responsibility for managing the supply chain associated with the Microporous AngioInfusion Balloon and other device components used in Virtue SAB prior to commercialization. Currently, these devices are manufactured by a selected group of third parties contracted by us. We are currently in the process of transitioning management of the device supply chain and its various vendors to Terumo. We expect this process to continue through the completion of the Virtue ISR-US trial. All of Virtue SAB’s key suppliers and vendors carry the proper quality system certification and/or FDA approvals for the activity they are providing in support of the manufacturing, testing, storage and distribution of components, materials, services or final product.

SirolimusEFR. We have internal capabilities for small scale production (300 vials per run), lyophilization, and characterization testing for SirolimusEFR. Clinical and commercial production has been contracted through an established clinical manufacturing organization with large scale current Good Manufacturing Practice (“cGMP”) production capabilities. We have scaled clinical production with an external manufacturing partner to achieve a capacity of approximately 3,000 vials per run with further scaling planned to reach planned commercial production capacity. Additional contract vendors provide polymer synthesis capabilities based on world-class polymer expertise in order to supply enabling components to the Sostenocel technology used to create SirolimusEFR. cGMP syntheses have been performed, with extensive analytical method and quality control development complete. Synthesis of custom polymers has successfully achieved clinical scale with ongoing work to scale processes to commercial scale.

FreeHold Devices

We utilize an FDA-registered and ISO 13485-certified U.S.-based manufacturing partner to manufacture FreeHold Duo and Trio intracorporeal retractors. Our manufacturing partner also provides warehousing and distribution of its products to qualified customers based on orders placed by customers to its FreeHold Surgical subsidiary. We have utilized the same manufacturing partner since the time of FDA product registration. Further, our manufacturing partner has achieved a greater than 99% on-time order delivery rate to our customers.

Our Competition

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete or plan to compete with developers, manufacturers and distributors of cardiovascular and other medical devices. With regard to Virtue SAB, our most notable competitors in the highly competitive interventional cardiology field include Medtronic plc, Becton Dickinson, Boston Scientific Corporation, Philips N.V., B. Braun, Abbott Laboratories, Cordis, BIOTRONIK, Inc., Concept Medical, Inc., MedAlliance S.A., Surmodics, Inc., Cardiovascular Systems, Inc., MicroPort, Mercator MedSystems, Inc. and others. With regard to BackBeat CNT, our most notable competitors in the highly competitive field of device therapies for HTN as well as cardiac rhythm management devices include Abbott Laboratories, Boston Scientific Corporation, BIOTRONIK, Inc., MicroPort CRM, ReCor Medical, cvRx, Inc., Vascular Dynamics, Inc., Ablative Solutions, Inc. and others.

Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have single products or a limited range of products. Some of these competitors have:

•	significantly greater name recognition;
•	broader or deeper relations with healthcare professionals, customers and third-party payors;
•	more established distribution networks;
•	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•	greater experience in conducting research and development, manufacturing, clinical studies, marketing and obtaining regulatory clearance, certification or approval for products; and
•	greater financial and human resources for product development, sales and marketing and patent prosecution.

We believe that our proprietary Virtue SAB, BackBeat CNT and other pipeline technologies, our partnership-enabled business model, our strategic partnerships, such as the Terumo Partnership for Virtue SAB and the Medtronic Collaboration for BackBeat CNT, and our organizational culture and strategy, will be important factors in our future success. We compete primarily on the basis that our products are designed to improve outcomes, reduce complications and provide distinct commercial advantages that can be leveraged by us and our strategic partners. Our continued success depends on our, and in some cases, our strategic partners’ ability to:

•	develop innovative, proprietary products that can cost-effectively address significant clinical needs in a manner that is safe and effective for patients and easy to use for physicians;
•	continue to innovate and develop scientifically advanced technology;
•	forge risk and reward sharing partnerships with established commercial market leaders to help support product development and commercialization;
•	obtain and maintain regulatory clearances, certifications or approvals;

•	demonstrate efficacy in sponsored and third-party clinical studies;
•	obtain and maintain adequate reimbursement for procedures using its products;
•	apply technology to develop pipeline product candidates for additional clinical indications;
•	attract and retain skilled research and development and sales personnel; and
•	cost-effectively manufacture and successfully market and sell products.

Our Intellectual Property

Our success depends in part on our ability to obtain, maintain, protect and enforce our proprietary technology and intellectual property rights, and, in particular, our patent rights, as well as our ability to preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and take measures to protect the intellectual property rights that we consider important to our business.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term can be extended to recapture a portion of the United States Patent and Trademark Office’s (the “USPTO”) delay in processing the patent to issue as well as restore a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. We cannot be sure that our pending patent applications that we have filed or may file in the future will result in issued patents, and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products, will provide us with any competitive advantage, and will not be challenged, invalidated, or circumvented.

We also rely on trade secret know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements with suppliers, consultants and others who may have access to our proprietary information and proprietary information and inventions agreements with our employees. However, trade secrets and proprietary information can be difficult to protect. While we take measures to protect and preserve our trade secrets and proprietary information, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our competitors may independently discover or develop the same trade secrets and proprietary information as us. To the extent that our suppliers, employees, consultants and others use intellectual property owned by others in their work for us, we may be subject to allegations of infringement and further disputes may arise as to the rights in related or resulting improvements, know-how and inventions.

Our success also depends in part on not infringing the intellectual property rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to intellectual property rights that we may require to develop or commercialize our future product candidates may have an adverse impact on the business. If third parties have prepared and filed patent applications in the United States prior to March 16, 2013 (the date when U.S. patent law changed from granting rights to the first-to-invent to the first-to-file) that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. For more information regarding the risks related to our intellectual property, please see the section titled “Risk Factors — Risks Related to Our Intellectual Property.”

Trademarks

As of December 31, 2023, we have 6 trademarks that are approved in the United States: “Orchestra BioMed,” “Moderato,” “Virtue”, “FreeHold Surgical,” “FreeHold Duo,” and “FreeHold Trio.” A further 11 applications for trademark registration are pending, covering “OBIO,” “SirolimusEFR,” “AngioInfusion,” “Virtue Sirolimus AngioInfusion Balloon,” “BackBeat Medical,” “BackBeat CNT,” “BackBeat Cardiac Neuromodulation Therapy,” and “Sostenocel.” This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our right or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Material Patents

As of December 31, 2023, we owned 192 patents globally, of which 61 were issued U.S. patents and 131 were patents outside of the United States.

Our issued patents expire between February 2025 and April 2041. Despite the near-term expiration of certain of our material patents, we believe that our other patents, as well as our trade secrets and continuing technological know-how, provide us with sufficient intellectual property protection to develop our product candidates and protect our intellectual property.

Below is a more specific overview of our intellectual property as it relates to our pipeline programs by modality:

Bioelectronic Therapies (BackBeat CNT and CNT-HF)

BackBeat CNT and CNT-HF are protected by an intellectual property portfolio which currently includes 39 issued U.S. patents and 83 issued patents in countries outside of the United States encompassing devices, algorithms, and methods. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2025 and 2041, without taking potential patent term extensions or adjustments into account. Additional patent applications are filed on a regular basis. BackBeat issued patents are divided between CNT and CNT-HF as follows: 36 issued U.S. patents and 72 issued patents in countries outside of the United States protect CNT, and which are exclusively licensed to Medtronic in the Primary Field pursuant to the Medtronic Agreement; three issued U.S. patents and 11 issued patents in countries outside of the United States protect CNT-HF; and a further 25 patent applications were filed protecting BackBeat CNT (22 patent applications) and CNT-HF (three patent applications).

In addition to customary early termination provisions, the Medtronic Agreement will terminate on the date no further revenue share payments are due under the Medtronic Agreement and Medtronic’s license under the Medtronic Agreement would become fully paid up, perpetual, irrevocable and royalty-free. Revenue share payments with respect to each applicable country (or group of countries) are to be paid for a minimum period of time determined by the latest to occur of (a) the expiration of the last valid claim of certain specified patents (as well as any patents claiming priority to, from or through such patents) (the “Patent-Based Expiration”) or (b) the date that is 12 years after the first commercial sale of any Backbeat CNT-enabled pacemakers in the applicable country or group of countries (the “Time-Based Revenue Share Expiration”). While revenue share payments under the Medtronic Agreement could extend beyond the Time-Based Revenue Share Expiration, it is not expected that the first commercial sale of a Backbeat CNT-enabled pacemaker will occur before 2026. Accordingly, to the extent BackBeat CNT-enabled pacemakers receive regulatory approval and are sold commercially,

Medtronic’s obligation to make payments to us will extend to at least approximately 2041 under the Time-Based Revenue Share Expiration, regardless of the expiration any of our patents. Further, such date may be extended up to an additional five years based on the Medtronic Agreement which provides that the Patent-Based Expiration may be extended until the expiration of patents that may be issued based on additional patent applications that we have filed prior to entering into the Medtronic Agreement, although no assurance can be given that such patents will be issued or any claims associated with newly issued patents will be valid. To the extent there are revenue share payments made under the Medtronic Agreement after the Time-Based Revenue Share Expiration and prior to the Patent-Based Expiration, those payments would likely be based on intellectual property we develop in the future, and not the current patents held by us.

BackBeat CNT and CNT-HF are also protected by trade secrets and proprietary know-how. We seek to protect its proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with its employees, consultants, scientific advisors, contractors and commercial partners.

We will continue to endeavor to obtain and maintain patent protection worldwide on select patentable aspects of BackBeat CNT and CNT-HF as well as to protect our trade secrets and proprietary know-how.

The following table lists our material patents relating to BackBeat CNT and CNT-HF as of December 31, 2023, their jurisdiction and expiration date:

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	9,008,769	8/31/2033	BackBeat CNT
United States	9,333,352	3/14/2033	BackBeat CNT
United States	9,526,900	8/31/2033	BackBeat CNT
United States	9,370,662	8/31/2033	BackBeat CNT
United States	9,656,086	3/14/2033	BackBeat CNT
United States	9,878,162	8/31/2033	BackBeat CNT
United States	9,937,351	7/4/2034	BackBeat CNT
United States	10,071,250	3/14/2033	BackBeat CNT
United States	10,252,061	8/31/2033	BackBeat CNT
United States	10,441,794	3/14/2033	BackBeat CNT
United States	10,485,658	5/16/2037	BackBeat CNT
United States	10,610,689	3/14/2033	BackBeat CNT
United States	10,967,188	7/21/2034	BackBeat CNT
United States	11,097,108	12/19/2033	BackBeat CNT
United States	11,426,589	3/17/2038	BackBeat CNT
United States	11,452,875	3/14/2033	BackBeat CNT
United States	11,712,567	8/31/2033	BackBeat CNT
Europe	EP2934669	12/19/2033	BackBeat CNT
Great Britain	EP2934669	12/19/2033	BackBeat CNT
France	EP2934669	12/19/2033	BackBeat CNT
Germany	EP2934669	12/19/2033	BackBeat CNT
Switzerland	EP2934669	12/19/2033	BackBeat CNT
Sweden	EP2934669	12/19/2033	BackBeat CNT
Italy	EP2934669	12/19/2033	BackBeat CNT
Spain	EP2934669	12/19/2033	BackBeat CNT
Europe	EP3082949	6/17/2034	BackBeat CNT
Great Britain	EP3082949	6/17/2034	BackBeat CNT
France	EP3082949	6/17/2034	BackBeat CNT
Germany	EP3082949	6/17/2034	BackBeat CNT
Switzerland	EP3082949	6/17/2034	BackBeat CNT
Sweden	EP3082949	6/17/2034	BackBeat CNT
Europe	EP3238777	12/19/2033	BackBeat CNT
Great Britain	EP3238777	12/19/2033	BackBeat CNT
France	EP3238777	12/19/2033	BackBeat CNT
Germany	EP3238777	12/19/2033	BackBeat CNT
Switzerland	EP3238777	12/19/2033	BackBeat CNT
Sweden	EP3238777	12/19/2033	BackBeat CNT
Europe	EP3461531	6/17/2034	BackBeat CNT
Great Britain	EP3461531	6/17/2034	BackBeat CNT
France	EP3461531	6/17/2034	BackBeat CNT
Germany	EP3461531	6/17/2034	BackBeat CNT
Switzerland	EP3461531	6/17/2034	BackBeat CNT
Sweden	EP3461531	6/17/2034	BackBeat CNT
Europe	EP3639888	12/19/2033	BackBeat CNT
Great Britain	EP3639888	12/19/2033	BackBeat CNT
France	EP3639888	12/19/2033	BackBeat CNT

h
Jurisdiction	Patent No.	Expiration Date	Related Product
Germany	EP3639888	12/19/2033	BackBeat CNT
Switzerland	EP3639888	12/19/2033	BackBeat CNT
Sweden	EP3639888	12/19/2033	BackBeat CNT
Europe	EP3445443	4/21/2037	BackBeat CNT
Great Britain	EP3445443	4/21/2037	BackBeat CNT
France	EP3445443	4/21/2037	BackBeat CNT
Germany	EP3445443	4/21/2037	BackBeat CNT
Switzerland	EP3445443	4/21/2037	BackBeat CNT
Sweden	EP3445443	4/21/2037	BackBeat CNT
Europe	EP3954429	4/17/2041	BackBeat CNT
Great Britain	EP3954429	4/17/2041	BackBeat CNT
France	EP3954429	4/17/2041	BackBeat CNT
Germany	EP3954429	4/17/2041	BackBeat CNT
Switzerland	EP3954429	4/17/2041	BackBeat CNT
Sweden	EP3954429	4/17/2041	BackBeat CNT
China	ZL201380072479.3	12/18/2033	BackBeat CNT
China	ZL201480075987.1	6/16/2034	BackBeat CNT
China	ZL2017109301826	12/18/2033	BackBeat CNT
China	ZL2018113777986	6/16/2034	BackBeat CNT
China	ZL201780034227X	4/20/2037	BackBeat CNT
Hong Kong	HK1226016	6/16/2034	BackBeat CNT
Hong Kong	HK1243968	12/18/2033	BackBeat CNT
Australia	AU2013361318	12/19/2033	BackBeat CNT
Australia	AU2014367229	6/17/2034	BackBeat CNT
Australia	AU2018217270	12/18/2033	BackBeat CNT
Australia	AU2019204758	6/17/2034	BackBeat CNT
Australia	AU2017252310	4/21/2037	BackBeat CNT
Canada	CA2893222	12/19/2033	BackBeat CNT
Canada	CA2933278	6/17/2034	BackBeat CNT
Japan	JP6457530	6/17/2034	BackBeat CNT
Japan	JP6510421	12/19/2033	BackBeat CNT
Japan	JP6381087	12/19/2033	BackBeat CNT
Japan	JP6839163	6/17/2034	BackBeat CNT
Japan	JP7050693	4/21/2037	BackBeat CNT
Japan	JP7138202	12/19/2033	BackBeat CNT
Japan	JP7222962	6/17/2034	BackBeat CNT
Japan	JP7395638	4/21/2037	BackBeat CNT
Korea	KR10-2221586	12/19/2033	BackBeat CNT
Korea	KR10-2323562	6/17/2034	BackBeat CNT
Korea	KR10-2367191	12/19/2033	BackBeat CNT
Korea	KR10-2471841	6/17/2034	BackBeat CNT
India	401318	12/19/2033	BackBeat CNT
India	409845	4/21/2037	BackBeat CNT
United States	7,869,874	11/7/2028	BackBeat CNT
United States	8,515,536	3/15/2028	BackBeat CNT
United States	8,340,763	3/25/2031	BackBeat CNT
United States	8,165,674	7/13/2029	BackBeat CNT
United States	8,521,280	3/1/2026	BackBeat CNT
United States	9,370,661	9/25/2030	BackBeat CNT
United States	9,427,586	11/15/2027	BackBeat CNT
United States	9,687,636	3/1/2026	BackBeat CNT
United States	10,252,060	9/8/2029	BackBeat CNT
United States	10,369,333	9/27/2026	BackBeat CNT
United States	11,083,894	9/8/2029	BackBeat CNT
United States	11,529,520	11/15/2027	BackBeat CNT
United States	11,577,059	9/27/2026	BackBeat CNT
United States	11,759,639	10/30/2029	BackBeat CNT
United States	8,086,315	7/3/2026	BackBeat CNT
United States	8,428,729	2/11/2025	BackBeat CNT
United States	9,320,903	10/19/2025	BackBeat CNT
United States	10,232,183	3/22/2025	BackBeat CNT
United States	11,406,829	10/4/2026	BackBeat CNT

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	10,596,380	11/15/2027	CNT-HF
United States	11,389,658	9/8/2036	CNT-HF
United States	10,342,982	9/8/2036	CNT-HF
Australia	AU2016319787	9/9/2036	CNT-HF
Japan	JP6999545	9/9/2036	CNT-HF
China	ZL2016800526048	9/9/2036	CNT-HF
Europe	EP3347090	9/9/2036	CNT-HF
Great Britain	EP3347090	9/9/2036	CNT-HF
France	EP3347090	9/9/2036	CNT-HF
Germany	EP3347090	9/9/2036	CNT-HF
Switzerland	EP3347090	9/9/2036	CNT-HF
Sweden	EP3347090	9/9/2036	CNT-HF
Italy	EP3347090	9/9/2036	CNT-HF
Spain	EP3347090	9/9/2036	CNT-HF

Focal Therapeutics (Virtue SAB, SirolimusEFR and Sostenocel)

We rely on intellectual property protection for Virtue SAB and its enabling technologies, including SirolimusEFR and the AngioInfusion Balloon, based on protection of proprietary particle drug encapsulation technology through trade secrets and proprietary know-how; and through issued patents and patent applications in process covering key aspects of Virtue SAB’s micro-porous balloon system and integration of its drug encapsulation formulation with the device.

Virtue SAB is currently protected by six issued U.S. patents and 21 issued patents outside the United States with additional patent applications pending in the United States and in countries outside of the United States covering key aspects of Virtue SAB product design, clinical application and enabling technology. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2028 and 2032, without taking potential patent term extensions or adjustments into account. The foregoing patents are exclusively licensed to Terumo for the Subject Indications during the term of the Terumo Agreement. We will continue to selectively advance certain aspects of Virtue SAB toward submission of appropriate patent applications. A further six published patent applications were filed to protect Virtue SAB.

Pursuant to the current Terumo Agreement, we share in all of Terumo’s Virtue SAB revenues during the term of the agreement through future royalties of 10 – 15% of net sales of Virtue SAB, and additional per unit payments for SirolimusEFR used in Virtue SAB for which we are the sole exclusive supplier. The initial term of the Terumo Agreement expires on the tenth anniversary of the date on which the first PMA is obtained from the FDA for Virtue SAB for ISR, and thereafter automatically extends for five-year periods unless terminated by Terumo. Payments under the Terumo Agreement are not tied to the expiration of our patents.

Our Sostenocel technology and SirolimusEFR are intentionally protected by trade secrets and proprietary know-how, as we believe the design and manufacture of this formulation would be highly difficult to develop or reverse engineer. Seeking patent protection for these processes would have required detailed publication of proprietary information without certainty of patent claim issuance or protection.

Development and production of SirolimusEFR have been refined and scaled to support the Virtue ISR-US trial and other trials we plan to conduct to support commercialization of SirolimusEFR. Production scaling and manufacturing processes are central components of the proprietary trade secret and proprietary know-how of the intellectual property protection of Virtue SAB and other future product candidates involving SirolimusEFR.

Virtue SAB is also protected by trade secrets and proprietary know-how that was intentionally not made public or published in patent applications. We believe the strategy to avoid publication of proprietary methods as long as possible has been an important part of maintaining the differentiation and advantages of Virtue SAB. Trade secrets and proprietary know-how include aspects of formulation, materials production, and manufacturing of Virtue SAB. Such trade secrets and proprietary information is used to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with its employees, consultants, scientific advisors, contractors and commercial partners.

We will continue to endeavor to obtain and maintain patent protection worldwide on select patentable aspects of Virtue SAB as well as to protect our trade secrets and proprietary know-how.

The following table lists our material patents relating to Virtue SAB as of December 31, 2023, their jurisdiction and expiration:

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	8,696,644	3/9/2032	Virtue SAB
United States	8,715,230	12/30/2030	Virtue SAB
United States	9,649,478	12/30/2030	Virtue SAB
United States	9,649,479	12/30/2030	Virtue SAB
United States	10,207,084	1/6/2031	Virtue SAB
United States	10,806,909	1/6/2031	Virtue SAB
Australia	AU2010339379	12/30/2030	Virtue SAB
Australia	AU2014202452	12/30/2030	Virtue SAB
Australia	AU2016202636	12/30/2030	Virtue SAB
Australia	AU2017225072	12/30/2030	Virtue SAB
Australia	AU2019202994	12/30/2030	Virtue SAB
Australia	AU2020281081	12/30/2030	Virtue SAB
China	ZL201080064442.2	12/30/2030	Virtue SAB
China	ZL201822023030.0	12/4/2028	Virtue SAB
Japan	JP5553908	12/30/2030	Virtue SAB
Canada	CA02786282	12/30/2030	Virtue SAB
Canada	CA3065396	12/30/2030	Virtue SAB
India	IN385350	12/30/2030	Virtue SAB
Europe	EP2603274	12/30/2030	Virtue SAB
Great Britain	EP2603274	12/30/2030	Virtue SAB
France	EP2603274	12/30/2030	Virtue SAB
Germany	EP2603274	12/30/2030	Virtue SAB
Switzerland	EP2603274	12/30/2030	Virtue SAB
Sweden	EP2603274	12/30/2030	Virtue SAB
Italy	EP2603274	12/30/2030	Virtue SAB
Spain	EP2603274	12/30/2030	Virtue SAB
Netherlands	EP2603274	12/30/2030	Virtue SAB

FreeHold Devices

Our FreeHold Devices and additional minimally invasive surgery enabling devices are protected by an intellectual property portfolio which currently includes issued U.S. patents and pending U.S. applications and issued patents and pending applications in countries outside of the United States covering methods and apparatus for intracorporeal retraction and removal of organs, internal adjustment of device and retraction, as well as design for safe device removal. Specifically, this portfolio includes 16 issued U.S. patents, 27 issued patents in countries outside the United States, and several pending applications. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2030 and 2037, without taking potential patent term extensions or adjustments into account. A further three published patent applications were filed to protect FreeHold devices.

Government Regulation

Our BackBeat CNT and CNT-HF product candidates and our FreeHold Devices, as well as the PerQSeal and Pure-Vu products, are regulated as medical devices. Our Virtue SAB product candidate is a proprietary drug/device combination product candidate in development for the treatment of artery disease. In the United States, products composed of constituent parts that individually would be regulated under different regulatory pathways, and frequently by different centers at the FDA, are known as combination products. In the case of Virtue SAB, if marketed individually, the balloon angioplasty device would be regulated by FDA as a medical device while SirolimusEFR would be regulated by the FDA as a drug. However, under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally obviates the need for separate approval of each component of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug/device combination product is attributable to the device constituent, the FDA center responsible for pre-market review of the device product would have primary jurisdiction for the combination product. A combination product with a medical-device primary mode of action generally would be reviewed and approved or cleared pursuant to the medical device approval and clearance processes set forth under the FDCA. In reviewing the marketing application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the drug component of the combination product met applicable requirements regarding safety and effectiveness. In addition, under FDA regulations, drug/device combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation (the “QSR”) applicable to medical devices.

In 2019, the FDA confirmed that Virtue SAB will be regulated as a combination product candidate, with the FDA’s Center for Devices and Radiological Health as the lead review center of a marketing application. We expect to seek FDA approval of each proposed indication of Virtue SAB through submission of a PMA, reviewed by the FDA’s Center for Devices and Radiological Health and do not expect that the FDA will require a separate marketing authorization for each constituent component of Virtue SAB. We anticipate that our standalone SirolimusEFR product candidate for certain potential indications such as ophthalmic inflammatory conditions (uveitis) and chronic joint inflammation (osteoarthritis) will be regulated by the FDA as a drug.

Medical Device Regulation

United States

Medical devices are subject to extensive and ongoing regulation by the FDA under the FDCA and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA’s Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States will require either FDA clearance of a 510(k) pre-market notification, or approval of a PMA application. BackBeat CNT and CNT-HF product candidates will be regulated as Class III medical devices and will require submission of a PMA supplement or a PMA. We anticipate that our Virtue SAB product candidate will be regulated as a drug/device combination product that will require submission of a PMA.

PMA Pathway

In the United States, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse medical events and truthful and non-misleading advertising and promotion. Most Class I devices are classified as exempt from pre-market notification requirements and therefore may be commercially distributed without obtaining prior authorization from the FDA. Class II devices are subject to the FDA’s General Controls and special controls intended to provide reasonable assurance of safety and effectiveness of the device. Special controls can include performance standards, post-market surveillance, patient registries and guidance documents. Manufacturers of most Class II devices are required to submit to the FDA a pre-market notification under Section 510(k) of the FDCA demonstrating that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device and requesting permission to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, devices that utilize new technology, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, generally requiring approval of a PMA application.

Class III devices such as the BackBeat CNT and CNT-HF product candidates require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) clearance process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical studies, manufacturing and labeling, to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling.

After a PMA application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA then has 180 days under the FDCA to review a filed PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided.

Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel’s decision, the panel’s recommendations are important to the FDA’s overall decision-making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR. The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.

Upon completion of the PMA review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a “not approvable” letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical studies that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

The FDA will generally approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public’s health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

Clinical Studies

Clinical studies are almost always required to support pre-market approval and are sometimes required for 510(k) clearance. All clinical investigations of investigational devices designed to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical study to still proceed under a conditional approval. Acceptance of an IDE for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical studies.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an IRB, for each clinical study site. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. If an IDE application is approved by the FDA and one or more IRBs, human clinical studies may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the evaluation of the device presents a non-significant risk to the patient, a sponsor may begin the clinical study after obtaining approval for the study by one or more IRBs without separate approval from the FDA. However, the clinical study must still be conducted in compliance with abbreviated IDE and human subject protection requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and recordkeeping requirements. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, recordkeeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits, or failures to follow applicable regulations.

Sponsors of certain clinical studies of medical devices are required to register their studies with clinicaltrials.gov, a public database of clinical study information. Information related to the device, patient population, phase of investigation, study sites and investigators and other aspects of the clinical study is made public as part of the registration.

Breakthrough Devices Program

Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and healthcare providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for PMA approval, 510(k) clearance and de novo classification. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.

Ongoing Regulation by the FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;
•	labeling regulations, which require that promotion is truthful, not misleading, fairly balanced, provides adequate directions for use, and that all claims are substantiated, and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•	corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health;
•	requirements for Unique Device Identifiers on devices and the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•	the FDA’s recall authority, whereby the FDA can order device manufacturers to recall a medical device from the market if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death; and
•	post-market surveillance regulations, which apply to certain Class II or Class III devices when necessary to protect the public’s health or to provide additional safety and effectiveness data for the device.

Manufacturing of medical devices is required to comply with the applicable portions of the QSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, our facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, its manufacturing operations and the recall or seizure of its products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning or untitled letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications, voluntary or mandatory recall or seizure of products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusals or delays in processing submissions or applications for new products or modifications to existing products;
•	refusal to grant export or import approvals for products;
•	withdrawing approvals that have already been granted; and
•	criminal prosecution.

European Union

We believe our Virtue SAB, BackBeat CNT and CNT-HF product candidates as well as our FreeHold Devices would be regulated in the EU as medical devices.

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices (including active implantable medical devices).

Until May 25, 2021, medical devices (including active implantable medical devices) were regulated by Council Directive 93/42/EEC and Council Directive 90/385/EEC (the “EU Medical Devices Directives”), which have been repealed and replaced by Medical Devices Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directives whose regimes are described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directives with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. If we want to market our medical devices in the EU, it will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.

Medical Devices Directives

Under the EU Medical Devices Directives, all medical devices (including active implantable medical devices) placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU Medical Devices Directives, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directives, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (the notified body must presume that quality systems which implement the relevant harmonized standards — which is ISO 13485:2016 for Medical Devices Quality Management Systems — conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directives, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU Medical Devices Regulation became effective on May 26, 2021. The new regulation, among other things:

•	strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the EU Medical Devices Directives) and reinforces surveillance once they are available;
•	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•	imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•	improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•	sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directives prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below. The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device — and as applicable, each package — will have a UDI composed of two parts: a device identifier specific to a device, and a production identifier to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed — once functional — and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directives continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

The aforementioned EU rules are generally applicable in the European Economic Area (the “EEA”), which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

United Kingdom

In the United Kingdom (“UK”), the medical devices market is regulated by the Medicines and Healthcare products Regulatory Agency, which performs market surveillance of medical devices on the UK market. Devices are regulated under the Medical Devices Regulations 2002, which gave effect in UK law to the following EU directives: Directive 90/385/EEC on active implantable medical device; Directive 93/42/EEC on medical devices; and Directive 98/79/EC on in vitro diagnostic medical devices. The UK Conformity Assessed (“UKCA”) marking is a UK product marking used for medical devices being placed on the Great Britain market. It is not recognized in the EU, so these products require a CE marking as well. CE marketed devices will be accepted on the Great Britain market until June 30, 2023. From July 1, 2023, devices placed on the Great Britain market will need to conform to UKCA marketing requirements.

We may need to support clinical and/or regulatory requirements in the UK for its BackBeat CNT product candidate, and potentially others.

Other Regions

Most major markets have different levels of regulatory requirements for medical devices. Modifications to the approved or certified products may require a new regulatory submission in all major markets. The regulatory requirements, and the review time, vary significantly from country to country. Products can also be marketed in other countries that have minimal requirements for medical devices.

Drug Regulation

United States

In the United States, our SirolimusEFR product candidate is subject to extensive regulation by the FDA, which regulates drugs under the FDCA and its implementing regulations, and other federal, state, and local regulatory authorities. The process of obtaining regulatory approvals and certifications and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical studies may begin;
•	approval by an independent IRB or ethics committee at each clinical site before each trial may be initiated;
•	generation of data from adequate and well-controlled human clinical studies in accordance with Good Clinical Practice Requirements (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for its intended use;
•	submission to the FDA of an new drug application (an “NDA”) after completion of all pivotal trials;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data, if applicable;
•	payment of user fees; and
•	FDA review and approval of the NDA.

We have performed CMC testing in support of our IDE approval for the combination product Virtue SAB that includes populating a DMF. We intend to follow up post-IDE approval for the Virtue SAB with exploring additional pre-clinical work to support additional indications. Depending on the indication, we may be able to leverage some of the biocompatibility and CMC data in the DMF, while providing additional data depending on the indication selected.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective and a clinical study proposed in the IND may begin 30 days after the FDA receives the IND, unless before that time the FDA raises concerns or questions related to one or more proposed clinical studies and places the clinical study on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. As a result, submission of an IND may not result in the FDA allowing clinical studies to commence.

We believe that additional preclinical studies will be necessary for evaluating SirolimusEFR in new indications.

Clinical Studies

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP and human subject protection requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IRB at each institution participating in the clinical study must review and approve the plan for any clinical study before it commences at that institution, and the IRB must continue to oversee the clinical study while it is being conducted. Some trials also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a Data Safety Monitoring Board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical study based on prespecified criteria, for example, if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their www.clinicaltrials.gov website.

Human clinical studies are typically conducted in three or four sequential phases, which may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical study sites, in well-controlled clinical studies to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
•	Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical studies post-approval to gain more information about the drug. Certain post-approval trials may be typically referred to as Phase 4 clinical studies.

Progress reports detailing the results of the clinical studies, among other information, must be submitted at least annually to the FDA, and more frequently if serious adverse events occur. Furthermore, the FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or the failure to meet the trial’s objectives. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

We believe that additional clinical studies will be necessary for evaluating SirolimusEFR in new indications.

Marketing Approval

Assuming successful completion of the required clinical testing in accordance with all applicable regulatory requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of 10 months to review and act on an NDA designed for standard review and six months to review and act on an NDA designed for priority review, measured from the “filing” date for an NDA for a new molecular entity (“NME”) or from the receipt date for an NDA for a non-NME product. Measuring from the “filing” date typically adds approximately two months to the timeline for review and decision, because the FDA has sixty days from receipt to make a “filing” decision, as described below.

In addition, under the Pediatric Research Equity Act of 2003 as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements as relevant.

Under certain circumstances, the FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical study sites to assure compliance with GCP requirements.

The FDA generally accepts data from foreign clinical studies in support of an NDA if the trials were conducted under an IND. If a foreign clinical study is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCP requirements and the FDA is able to validate the data through an on-site inspection, if deemed necessary. The FDA may accept foreign clinical data as the sole clinical basis for marketing approval if (1) the foreign data are demonstrated to be applicable to the U.S. population and U.S. medical practice, (2) the studies were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical study sites, if any, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter contains a statement of all deficiencies identified in the NDA and the specific conditions that must be met to secure final approval of the NDA and may require additional clinical testing, preclinical testing, manufacturing or formulation modifications or other changes in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that a resubmitted application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications or other conditions of use for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical studies, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may take steps to prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, may be subject to further testing requirements and FDA review and approval.

SirolimusEFR is the drug product component of our combination product Virtue SAB. We have yet to receive IDE approval for Virtue SAB.

The Hatch-Waxman Amendments

Our current regulatory strategy is to pursue development of its standalone SirolimusEFR product candidate for potential indications such as ophthalmic inflammatory conditions (uveitis) and chronic joint inflammation (osteoarthritis)

as a Section 505(b)(2) NDA. As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on the FDA’s previous findings of safety, effectiveness or both for an approved drug product. As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by or for the applicant and for which the applicant does not contain a right of reference. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the product candidate. The FDA may also require companies to perform additional bridging studies or measurements, including clinical studies, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for all, or some, of the labeled indications and conditions of use for which the branded reference drug has been approved, as well as for any new indications and conditions of use sought by the 505(b)(2) applicant.

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant who files an Abbreviated New Drug Application (“ANDA”) seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the date on which such patent expires or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.

If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. Even if the 45 days expire, a patent infringement lawsuit can be brought and could delay market entry, but it would not extend the FDA-related 30-month stay of approval.

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired. Specifically, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a NCE, which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year NCE exclusivity period, the FDA cannot accept for filing and cannot approve any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years (and may initiate a review of the application, but still may not approve it for five years) if the follow-on applicant makes a paragraph IV certification. This exclusivity period may be extended by an additional six months if certain requirements are met to qualify the product for pediatric exclusivity, including the receipt of a written request from the FDA that the

NDA holder conduct certain pediatric studies, the submission of study reports from such studies to the FDA after receipt of the written request and satisfaction of the conditions specified in the written request.

In addition, a drug, including one approved under Section 505(b)(2), may also obtain a three-year period of market exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/ sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application that relies on the information supporting the approval of the drug, or the change to the drug for which the information was submitted and the exclusivity granted, until after that three-year exclusivity period has run. However, unlike for NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and other government authorities, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual program fee requirements for any marketed products.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical studies, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state authorities and are subject to periodic unannounced inspections by the FDA and these state authorities for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if certain conditions are met, for example, if clinical or other experience, tests, or other scientific data show that such drug is unsafe for use. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution or other restrictions under a REMS program.

Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product or complete withdrawal of the product from the market;
•	fines, warning letters or holds on ongoing or proposed clinical studies;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. A company generally can make only claims with respect to FDA-approved uses of a drug and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (the “PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of its products. Whether or not we obtain FDA approval for a product, it must obtain approval or certification by the comparable regulatory authorities of foreign countries before it can commence clinical studies, and approval or certification from regulatory authorities in foreign countries, such as the EU, before it may market products in those countries. The requirements and process governing the conduct of clinical studies, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical studies

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical studies of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization’s GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical study is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical study insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical study.

The regulatory landscape related to clinical study in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive (the “Clinical Trials Directive”), became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical studies throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical studies will be governed by the CTR varies. For clinical studies whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical studies must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•	“Centralized MA” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Product for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicines, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases and (iv) advanced therapy medicinal products such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•	“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days.

In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical study designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical study data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAAs must include a risk management plan describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical studies or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the EEA.

Failure to comply with EU and member state laws that apply to the conduct of clinical studies, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical studies, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical studies, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulation of Combination Products in the EU

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework.

Drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product are regulated as medicinal products in the EU. The EMA is responsible for evaluating the quality, safety and efficacy of MAAs submitted through the centralized procedure, including the safety and performance of the medical device in relation to its use with the medicinal product. The EMA or the EU member state national competent authority will assess the product in accordance with the rules for medicinal products described above but the device part must comply with the EU Medical Devices Regulation (including the general safety and performance requirements provided in Annex I). The MAA must include — where available — the results of the assessment of the conformity of the device part with the Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the MAA does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the competent authority must require the applicant to provide a notified body opinion on the conformity of the device.

By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g., co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the EU Medical Devices Regulation.

The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MAA for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product.

The requirements regarding quality documentation for medicinal products when used with a medical device, including single integral products, co-packaged and referenced products, are outlined in the EMA guideline of July 22, 2021, which became applicable as of January 1, 2022.

The aforementioned EU rules are generally applicable in the EEA.

Coverage and Reimbursement

Sales of any pharmaceutical and medical device product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, third-party payors are increasingly reducing reimbursements for medical devices, pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical devices and pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Fraud and Abuse and Other Healthcare Regulations

Federal and state governmental agencies and equivalent foreign authorities subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers of its products. Federal healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or other federally funded healthcare programs. Patient privacy statutes and regulations by foreign, federal and state governments may also apply in the locations in which we do business. Descriptions of some of the U.S. laws and regulations that may affect our ability to operate follow.

Federal Healthcare Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly and there is no exception or safe harbor for many common business activities, such as reimbursement support programs, educational and research grants or charitable donations. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or regulatory safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all facts and circumstances.

Federal Civil False Claims Act

The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the federal civil False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. Most private citizen actions are declined by the Department of Justice or dismissed by federal courts. However, the investigation costs for a company can be significant and material even if the allegations are without merit. Various states have adopted laws similar to the federal civil False Claims Act, and many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government. Medical device manufacturers and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

Healthcare Fraud Statute

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 1996 (“HIPAA”) and its implementing regulations created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Sunshine Act

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually with certain exceptions to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (as defined by statute), certain non-physician practitioners, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives, and teaching hospitals, either directly or indirectly through a third party at the request of such physician, non-physician practitioner or teaching hospital, as well as ownership and investment interests held by physicians and their immediate family members.

Other State Laws

Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. The Bipartisan Budget Act of 2018 (the “BBA”) increased the criminal and civil penalties that can be imposed for violating certain federal healthcare laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and other patient support programs, including bringing criminal charges or civil enforcement actions under the Anti-Kickback Statute, federal civil False Claims Act and violations of healthcare fraud and HIPAA privacy provisions.

Enforcement and Penalties for Noncompliance with Fraud and Abuse Laws and Regulations

Compliance with these federal and state laws and regulations requires substantial resources. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to it, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs such as the Medicare and Medicaid programs, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of its operations. Companies settling federal civil False Claims Act, Anti-Kickback Statute and other fraud and abuse cases also may be required to enter into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General in order to avoid exclusion from participation (i.e., loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance.

For additional information regarding obligations under federal healthcare statues and regulations, please see the section titled “Risk Factors — Risks Related to Government Regulation and Our Industry — Our relationships with physicians, patients and payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.”

United States Healthcare Reform

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system.

For example, in the United States, in March 2010, the Patient Protection and the Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act (collectively, the “ACA”), was enacted. The ACA contained a number of significant provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which impacted existing government healthcare programs and resulted in the development of new programs. The ACA also imposed an excise tax of 2.3% on the sale of most medical devices, which was suspended, effective January 1, 2016, and subsequently repealed, effective January 1, 2020.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. Additionally, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs.

We expect additional state, federal and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (the “HTA”), amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Our Employees

As of December 31, 2023, we had 56 employees engaged in finance, clinical, research and development, engineering, regulatory and administration functions. We anticipate that the number of employees will grow as we scale our research and development and clinical organizational capabilities. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our analytical and test method development, component and sub-assembly design and manufacturing, as well as preclinical studies, clinical studies, manufacturing and regulatory functions. We will use consultants and third-party analytical and design houses to complement internal capabilities and will utilize external manufacturing partners that have extensive experience in medical devices and dealing with regulatory bodies to provide components, assemblies and final product. Our suppliers will have ISO 13485 approved quality systems (or have been approved for GMP manufacturing of pharmaceutical products).

None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business and Products

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We have reported a net loss of approximately $49.1 million for the year ended December 31, 2023 and a net loss of approximately $33.6 million for the year ended December 31, 2022. As a result of these losses, as of December 31, 2023, we had an accumulated deficit of approximately $248.9 million. We expect to continue to incur net losses for the foreseeable future.

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

We currently have a limited operating history and limited sources of revenue and may never become profitable

We commenced substantive operations in 2018. Our wholly-owned subsidiary Caliber Therapeutics, LLC (“Caliber”) commenced operations in 2008, our wholly-owned subsidiary BackBeat Medical, LLC (“BackBeat”) commenced operations in 2010 and our wholly-owned subsidiary FreeHold Surgical, LLC (“FreeHold”) commenced operations in 2010. Our limited operating history makes it difficult to evaluate our current business and predict our future results, prospects or viability. To date, we have not generated significant revenue. Our ability to generate substantial revenue and ultimately become profitable depends primarily upon our ability, alone or with our partners, to successfully obtain regulatory approval and certification for and successfully commercialize our product candidates. Our ability to generate future revenue from our products or any existing or future product candidates also depends on a number of additional factors, including our or our partners’ ability to:

•	successfully complete clinical development of our product candidates, including necessary clinical studies;
•	successfully develop the manufacturing processes for our product candidates;
•	establish and maintain supply and manufacturing relationships with third parties that ensure adequate and legally-compliant production of our product candidates;
•	complete and submit necessary applications for regulatory approvals and certifications for our product candidates in the United States and elsewhere;
•	obtain and maintain requisite regulatory approvals and certifications for our product candidates in the United States and elsewhere;
•	comply with regulations enforced by the FDA, and other comparable regulatory authorities with respect to our marketing of products and product candidates or modified products or product candidates;
•	obtain necessary FDA or foreign regulatory approvals or certifications, for our product candidates or for future product modifications or indication expansions for any of our product candidates that receives regulatory approval or certification;
•	obtain coverage and adequate reimbursement from third-party payors, including government and private payors, for our product candidates;
•	find distribution partners to help us sell, market and distribute our products globally;
•	achieve market acceptance for our products;
•	establish, maintain and protect our intellectual property rights; and
•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with drug/device and software/ device combination product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical studies, we are unable to predict the timing or amount of our expenses, or if or when we will achieve or maintain revenues or profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities or notified bodies to perform non-clinical tests or clinical studies or trials for our product candidates in addition to those that we currently anticipate. If we complete the development and regulatory processes of our product candidates, we or our partners anticipate incurring significant costs associated with launching and commercializing our product candidates. Even if we generate revenues from the sale of our products (or through the sale of products by our partners), we may not be profitable and may need to obtain additional funding to continue operations. If we fail to achieve profitability or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

If we do not achieve our projected development and commercialization goals, our business may be harmed

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones include the commencement or completion of scientific studies and clinical studies and the submission of regulatory applications. We base these milestones on a variety of assumptions, which are subject to numerous risks and uncertainties. Further, our collaboration agreement with Terumo, as further described herein, includes payments tied to the achievement of certain milestones, which in some cases, must be achieved by a specified calendar date. Other future collaboration agreements may have similar provisions. There is a risk we will not achieve these milestones on a timely basis or at all. Even if we achieve these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates, often for reasons beyond our control, depending on numerous factors, including:

•	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
•	our ability to source critical components or materials for the manufacture of our product candidates;
•	the rate of progress, costs and results of our clinical studies and research and development activities;
•	our ability to identify and enroll patients who meet clinical study eligibility criteria;
•	the extent of scheduling conflicts with participating physicians and clinical institutions;
•	adverse reactions reported during clinical studies or commercialization;
•	the ability of our product candidates to meet the standards for regulatory approval or certification;
•	the receipt of marketing approvals, clearances or certifications by our competitors and by us from the FDA and other regulatory agencies or notified bodies; and
•	other actions by regulators, including actions related to a class of products.

If we do not meet these milestones for our products or if we are delayed in achieving these milestones, the development and commercialization of new product candidates, modifications of existing products or sales of existing products for new indications may be prevented or delayed, which could damage our reputation or materially adversely affect our business. Further, we may not receive milestone-based payments from partners on a timely basis or at all, which may have an adverse impact on our anticipated financial resources. In addition, Terumo has the right to terminate, and other partners may have the right to terminate or renegotiate, agreements if certain milestones are not achieved at all or on a timely basis. Even if we achieve a milestone for a product or product candidate, market acceptance for the product or product candidate is not assured. See “— Risks Related to Our Reliance on Third Parties — We did not meet the target achievement dates relating to certain milestone payments, and we do not expect to meet certain other target achievement dates relating to additional milestone payments, under the Terumo Agreement, and we may not be able to restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital.”

The clinical study process required to obtain regulatory approvals or certifications carries substantial risks and is lengthy and expensive with uncertain outcomes. If our clinical studies are unsuccessful or significantly delayed, or if we do not complete our clinical studies, our business may be harmed

In order to obtain approval of a PMA from the FDA for a device-led combination product candidate, such as our Virtue SAB, or for device candidates like BackBeat CNT or CNT-HF which are designed to be integrated with the collaboration of device manufacturers into their existing medical devices such as pacemakers, as well as other future product candidates, or marketing approval for an NDA, such as our extended release formulation of sirolimus called “SirolimusEFR,” we must conduct well-controlled clinical studies designed to assess the safety and efficacy of the product candidate, in addition to nonclinical and other product development studies. Clinical development is a long, expensive and uncertain process and is subject to delays and to the risk that products may not ultimately adequately demonstrate safety or effectiveness in treating the indications for which they are designed. Completion of the clinical studies required to support a marketing authorization usually takes several years or more. We cannot assure you that we will successfully complete clinical testing of our products within the periods we have planned, or at all. Even if we achieve positive interim or preliminary results in clinical studies, these results do not necessarily predict final results, and positive results in early trials do not necessarily indicate success in later trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have suffered significant setbacks in advanced clinical studies, even after receiving positive results in earlier trials. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical studies. We, the FDA, or another regulatory authority may suspend or terminate clinical studies at any time to avoid exposing trial participants to unacceptable health risks.

Additionally, the FDA or other regulatory authorities or notified bodies may disagree with our interpretation of the data from our preclinical studies and clinical studies, or may find the clinical study design, conduct or results inadequate to demonstrate safety or efficacy, and may require us to pursue additional preclinical studies or clinical studies, which could further delay or prevent the approval or certification of our products. The data we collect from our preclinical studies and clinical studies may not be sufficient to support potential FDA or foreign approval or certification, and if we are unable to demonstrate the safety and efficacy of our product candidates in our clinical studies, we will be unable to obtain regulatory approval or certification to market our products.

We have in the past and may in the future experience unforeseen events during, or because of, the clinical study process that could delay or prevent us from receiving regulatory approval or certification for new products, modification of existing products, or approval or certification of new indications for existing products including:

•	we may be unable to generate sufficient preclinical toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical studies;
•	the FDA or similar foreign regulatory authorities may find the product candidates are not sufficiently safe for investigational use in humans;
•	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical studies in less favorable ways than we do;
•	there may be delays or failures in obtaining regulatory authorization from the FDA or other regulatory authorities to commence a clinical study;
•	there may be delays or failures in the manufacture or supply of devices and/or drugs for use in clinical studies;
•	there may be delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•	there may be delays in identifying, recruiting and training suitable investigators;
•	there may be delays in obtaining IRB or ethics committee (“EC”) approvals or governmental approvals, authorizations or allowances to conduct clinical studies at prospective sites;
•	enrollment in our clinical studies may be slower than we anticipate, or we may experience high drop-out rates of subjects from our clinical studies, resulting in significant delays;
•	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical studies or failing to return for post-treatment follow-up;
•	failure by our CROs, other third parties or us to adhere to clinical study protocols, failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs, or applicable regulatory guidelines in other countries, or occurrence of adverse events in trials of comparable products conducted by other companies;
•	the occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	we may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB or EC and/or regulatory authorities for re-examination;
•	the cost of clinical studies may be greater than we anticipate;
•	we may have trouble in managing multiple clinical sites;
•	our clinical studies may produce negative or inconclusive results, or may not generate data with the level of statistical significance needed by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing or to abandon programs;
•	the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;
•	the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations that may negatively affect or delay our ability to bring a product candidate to market or receive approvals or certification to treat new indications;
•	our regulatory approvals may be tied to our current supply chain, especially for combination products, and if we need to change locations or vendors, we may be required to repeat preclinical testing, including biocompatibility testing, that would delay or prevent our ability to produce clinical or commercial products;
•	we may be required to transfer manufacturing processes to larger-scale facilities operated by a CMO, and could be adversely affected by delays or failures by our CMOs or us to make any necessary changes to such manufacturing process; and
•	third parties may be unwilling or unable to satisfy their contractual obligations to us.

Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. In addition, patients participating in our clinical studies may drop out before completion of the trial or experience adverse medical events unrelated to our product candidates. Delays in patient enrollment or failure of patients to continue to participate in a clinical study may delay commencement or completion of the clinical study, cause an increase in the costs of the clinical study and delays, or result in the failure of the clinical study. In addition, we may in the future experience disruptions caused by pandemics, which may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies.

We could also encounter delays if a clinical study is suspended or terminated by us, by the IRBs of the institutions at which such studies are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols, results of regulatory inspection of the clinical study operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical study. If we experience delays in the completion of, or termination of, any clinical study, the approval, certification and commercial prospects of our device will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical studies will increase our costs, slow down the approval or certification process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

Failures or perceived failures in our clinical studies will delay and may prevent our product candidate development and regulatory approval or certification process, damage our business prospects and negatively affect our reputation and competitive position

Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of our system or any product we may develop in the future would prevent receipt of regulatory approval or certification and, ultimately, the commercialization of that product or indication for use. Further, regulators may determine that our financial relationships with certain principal investigators who provide us with consulting services from time to time for which we separately compensate them resulted in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical study site or the utility of the clinical study itself. Even if our future products are approved in the United States, commercialization of our product candidates in foreign countries would require approval by regulatory authorities or certification by notified bodies in those countries. Approval and certification procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, and may necessitate additional preclinical studies or clinical studies. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted under GCPs with supplies of our product candidates produced under cGMP and/or FDA’s QSR and other requirements. Furthermore, we rely on CROs, consultants and clinical study sites to ensure the proper and timely conduct of our clinical studies and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical studies in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care, and sufficient heterogeneity in clinical patient populations to support approval.

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

•	our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost-effectiveness of, and patient benefits from, our products;
•	the availability of alternative treatments;

•	whether our products are included on insurance company formularies or coverage plans;
•	the willingness and ability of patients and the healthcare community to adopt new technologies;
•	customer demand;
•	liability risks generally associated with the use of new product candidates;
•	the training required to use a new product candidate;
•	perceived inadequacy of evidence supporting clinical benefits or cost-effectiveness over existing alternatives;
•	the convenience and ease of use of our products relative to other treatment methods;
•	the pricing and reimbursement of our products relative to other treatment methods; and
•	the marketing and distribution support for our products.

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

•	the level of demand for our products and any approved or certified products, which may vary significantly;
•	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•	the ability to obtain, and timing and cost of obtaining regulatory approvals or certifications for planned or future products or indications;
•	the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;
•	coverage and reimbursement policies with respect to our products, if approved or certified, and potential future products that compete with our products;
•	the timing and success or failure of preclinical studies or clinical studies for our products or any future products we develop or competing products;
•	the timing of customer orders or medical procedures using our products and the number of available selling days in any quarterly period, which can be impacted by holidays, the mix of products sold and the geographic mix of where products are sold;
•	the timing and cost of, and level of investment in, research, development, regulatory approval or certification and commercialization activities relating to our products, which may change from time to time;
•	the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers; and
•	future accounting pronouncements or changes in our accounting policies.

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

The sizes of the markets for product candidates have not been established with precision, and may be smaller than we estimate

Our estimates of the annual total addressable markets for our product candidates are based on a number of internal and third-party estimates, including, without limitation, the number of patients with specified diseases and the assumed prices at which we will be able to sell any products we develop in various markets. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. In addition, our estimates of the sizes of the PAD and CAD patient population may include patients who are asymptomatic or in the early stages of disease; these patients might never progress to more advanced disease stages and, accordingly, might never be likely candidates for treatment with our products. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we will be able to sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair future sales of any product we develop and have an adverse impact on our business.

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could adversely impact our business, including our clinical studies and financial condition

Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, including our clinical trials and financial condition. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including ours. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow the spread of disease in the future.

Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages and workforce reductions in response to challenging economic conditions, may have an adverse impact on our business. In addition, COVID-19 caused, and any future pandemic or epidemic may cause, delays with respect to regulatory approvals or certifications for clinical studies, the initiation of clinical studies and the coordination of follow-up with respect to clinical studies, as well as delays in receiving supplies and third-party testing results from vendors. The emergence of a new pandemic or epidemic may also cause us to experience additional disruptions that could severely impact our business and clinical studies, including:

•	delays or difficulties in enrolling patients in our clinical studies;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	diversion of healthcare resources away from the conduct of clinical studies, including the diversion of hospitals serving as our clinical study sites and hospital staff supporting the conduct of our clinical trials;
•	interruption of key clinical study activities, such as clinical study site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical study subject visits and study procedures, the occurrence of which could affect the integrity of clinical study data;
•	risk that participants enrolled in our clinical studies will contract the contagious disease while the clinical study is ongoing, which could impact the results of the clinical study, including by increasing the number of observed adverse events;
•	limitations in employee resources that would otherwise be focused on the conduct of our clinical studies, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•	delays in receiving authorizations, allowances or approvals from local regulatory authorities to initiate our planned clinical studies;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical studies, including interruption in global shipping that may affect the transport of clinical study materials, such as investigational materials used in our clinical studies;
•	changes in local regulations as part of a response to such pandemic or epidemic which may require us to change the ways in which our clinical studies are conducted, which may result in unexpected costs, or the discontinuation of such clinical studies altogether;
•	interruptions or delays in preclinical studies due to restricted or limited operations at research and development laboratory facilities;
•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•	refusal of the FDA to accept data from clinical studies in affected geographies.

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

During the conduct of clinical studies, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical studies, or as use of these product candidates becomes more widespread if they receive regulatory approval or certification, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical studies or, in some cases, after they are made available to patients on a commercial scale following approval or certification.

For example, during the initial study period for MODERATO I, there were eleven SAEs in seven of the 27 study patients. One event was adjudicated as “probably related” to the implant procedure for the Moderato device. Four events in four patients were adjudicated as “possibly related” to the Moderato device (atrial fibrillation, myocardial infarction with symptoms of heart failure, cardiac asthma, and arrhythmia due to ventricular oversensing).

During the extended 21-month follow-up period, that included 24 patients who continued with BackBeat CNT, there were 25 SAEs in twelve patients. Five events in three patients were adjudicated as “possibly” device related. These included two events of atrial fibrillation in the same patient, pneumonia with cardiac decompensation and dyspnea with cardiac decompensation in one patient, and cardiac decompensation in one patient.

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

If any serious adverse events occur, clinical studies or commercial distribution of any product candidates or products we develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease clinical studies, deny approval of, or require us to cease selling any product candidates or products for any or all targeted indications. If we are required to delay, suspend or terminate any clinical study or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval or certification and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may suspend, limit or withdraw approvals or certifications of such product, or seek an injunction against sale or distribution;
•	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•	we may be required to change the way the product is administered or conduct additional clinical studies or post-

approval studies;
•	we may be required to create and implement a REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients or other similar measures;
•	we may be subject to fines, injunctions or the imposition of criminal penalties;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

Product liability and other claims against us may reduce demand for our products or result in substantial damages

Our business exposes us to potential liability for risks that may arise from the clinical testing of our product candidates, the use of our products by physicians, and the manufacture and sale of any approved products. Individuals may bring a product liability claims against us, including frivolous lawsuits, if one of our products causes, or merely appears to have caused, an injury.

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

We cannot assure, however, that product liability claims will not exceed our insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. Our insurers may also claim that certain claims are not within the scope of our product liability insurance. A product liability claim, recall, or other claim regarding uninsured liabilities or for amounts over insured liabilities could have a material adverse effect on our business, financial condition, results of operations and prospects. Any product liability claim or series of claims or class actions brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our insurance levels, which we would then be required to pay from other sources, if available;
•	an increase in our product liability insurance rates or the inability to renew or obtain product liability insurance coverage in the future on acceptable terms, or at all;
•	withdrawal of clinical study volunteers or subjects;
•	damage to our reputation and the reputation of our product candidates;
•	regulatory investigations that could require costly recalls or product modifications;
•	litigation costs; and
•	diversion of our management’s attention from managing our business.

The misuse or promotion of off-label uses of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, any of which could be costly to our business

Any products that we market will be approved for specific indicated uses and subject to limitations on those uses as specified in their respective approved for certified labeling. Uses outside of the approved or certified indications for use are known as “off-label uses.” We cannot prevent a physician from using our products off-label in the physician’s independent professional medical judgment. However, there may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications, other than those approved or certified by the FDA or by any foreign regulatory authority or notified body, may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved or certified. With only limited exceptions, a product generally may not be promoted for off-label uses. If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

Our information technology systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), malicious code, hacking, cyberattacks, phishing attacks and other social engineering schemes, cybersecurity threats, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failure, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of more people working remotely since the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, inflation, declines in economic growth, wage inflation because of labor shortages and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine and the Israeli-Palestinian conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In addition, the attacks by Hamas on Israel in October 2023, Israel’s response and a potential broader armed conflict in the Middle East are likely to continue impacting the global economy, including that of the United States and have added to concerns of a widening conflict in the Middle

East. In particular, oil prices have become increasingly volatile in the aftermath of the attacks on Israel. Each of the developments described above, or any combination of them, could adversely affect our businesses, financial condition and results of operations. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. These developments, or the perception that any of them could occur, may restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. For example, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses

Our operations could be subject to power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics or pandemics or other contagious outbreaks, such as the recent COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our products and product candidates and/or components thereof. Our ability to obtain clinical supplies of our products and/or components thereof could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Separately, in response to the COVID-19 pandemic, the FDA had significantly curtailed and limited its inspection of both foreign and domestic facilities. Furthermore, regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if new or existing global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation may impact the ability of our notified body(ies) to timely review and process our regulatory submissions, and our ability to grow our business in the EEA.

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

•	differing reimbursement regimes in foreign countries, including price controls;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	foreign currency fluctuations, which could result in increased operating expenses, reduced revenue and other obligations incidental to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or comparable foreign regulations;
•	the existence of additional third-party patent rights of potential relevance to our business;
•	economic weakness, including inflation or political instability in particular foreign economies and markets;
•	challenges protecting and enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•	product shortages resulting from any events affecting raw material or finished good supply or distribution or manufacturing capabilities abroad;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism (including the ongoing invasion of Ukraine by Russia and the Israeli-Palestinian conflict), natural disasters, including earthquakes, typhoons, floods and fires, or health epidemics or pandemics or other contagious outbreaks, such as the recent COVID-19 pandemic.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited

As of December 31, 2023, we had gross net operating loss (“NOL”) carryforwards of approximately $135.1 million for federal income tax purposes, and $113.5 million for state income tax purposes, and approximately $6.1 million of federal research and development tax credits, after applying limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50%

change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have experienced Section 382 ownership changes in the past, and the federal NOL disclosed above reflects the impact of the calculated Section 382 limitation. In addition, we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), future tax losses may be utilized to offset no more than 80% of the taxable income annually. There is also a risk that due to statutory or regulatory changes or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we attain profitability. As of December 31, 2023 and 2022, we recorded a full valuation allowance on our deferred tax assets.

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

We did not meet the target achievement dates relating to certain milestone payments, and we do not expect to meet certain other target achievement dates relating to additional milestone payments, under the Terumo Agreement, and we may not be able to restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital

In June 2019, we entered into a strategic partnership with Terumo (the “Terumo Partnership”) for the manufacture and distribution of our product Virtue SAB. Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates, and, as of the date of this Annual Report on Form 10-K, we have already passed the target achievement dates for two $5 million milestone payments, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected regulatory delays and requirements, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $25 million in time-based milestone payments pursuant to our agreement with Terumo. Our failure to earn milestone payments under our agreement with Terumo will have an adverse effect on our results of operations.

Further, Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved. If Terumo elects to terminate the agreement, our development and commercialization plans for Virtue SAB could be adversely impacted, and this could have a material adverse effect on our business, financial condition, results of operations and prospects.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purposes of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to us and the Virtue SAB program. We have delayed initiation of our Virtue ISR-US pivotal study, for which we secured conditional IDE approval from the FDA on August 8, 2023, until such time as we and Terumo restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we and Terumo are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from our clinical steering committee for Virtue SAB. If negotiations are not completed to our satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

We expect to be highly dependent on partners and third-party vendors to manufacture and provide important materials and components for our products and product candidates. There is no assurance that we will be able properly manage our supply chain. Further, we currently do not have redundancy built into our supply chain

We utilize and intend to continue to utilize partners and third-party vendors to assist in the manufacture and assembly of our products and product candidates, as well as to provide materials and components essential to the manufacture of our products and product candidates, in particular Virtue SAB. For example, for our Virtue SAB product candidate, we currently source sirolimus from a single manufacturer in China, and we source angioplasty balloons from a single manufacturer in Singapore. Disruptions in those countries or with respect to those suppliers for any reason, including, without limitation, further outbreaks of COVID-19, including any strains or variants of the virus, or any future pandemic, could cause us to seek new or additional suppliers for these products and could have a material adverse effect on our business.

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval, if any. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•	the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements;
•	the failure of the third party to manufacture our product candidates according to our specifications;
•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•	clinical supplies not being delivered to clinical sites on time, leading to clinical study interruptions, or of drug or medical device supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•	the misappropriation of our proprietary information, including our trade secrets and know-how.

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

The failure of our manufacturing partners and component suppliers to meet regulatory quality standards applicable to their manufacturing processes could have an adverse effect on our business, financial condition and results of operations

Our medical device and component manufacturers must register with the FDA and are subject to periodic inspection by the FDA for compliance with the QSR and cGMP, requirements, which require manufacturers of medical devices and drugs, respectively, to adhere to certain manufacturing practices, including design controls, product validation and verification, in process testing, quality control and documentation procedures. Similar requirements apply in foreign jurisdictions. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections or audits by the FDA and other regulatory agencies or notified bodies. Our component, polymer and drug suppliers are also required to meet certain standards applicable to their manufacturing processes.

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

From time to time, we engage outside parties to perform services related to certain of our clinical studies and trials, and any failure of those parties to fulfill their obligations could cause costs and delays

From time to time, we engage consultants and CROs to help design, monitor and analyze the results of certain of our clinical studies and trials. The consultants and CROs we engage interact with clinical investigators to enroll patients in our clinical studies. We depend on these consultants, CROs and clinical investigators to perform the clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with regulations and requirements for conducting, recording and reporting results of clinical studies or trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory authorities. The consultants and CROs also are responsible for protecting confidential patient data and complying with U.S. and foreign laws and regulations related to data privacy. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we must change service providers. This risk is greater for our clinical studies and trials conducted outside of the United States, where it may be more difficult to ensure our studies and trials are conducted in compliance with FDA requirements. Any third parties we hire to design or monitor and analyze results of our clinical studies and trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical study protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and our development costs will increase. We may not establish or maintain relationships with these third parties on favorable terms, or at all. If we need to enter into replacement arrangements because a third-party is not performing in accordance with our expectations, we may not be able to do so without undue delays or considerable expenditures, or at all.

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

If approved for use in connection with our medical device product candidates or as a stand-alone product, we currently expect to remain responsible for the manufacture and supplying of SirolimusEFR at clinical and/or commercial scale for our partner, Terumo. We have limited experience in manufacturing pharmaceutical products and no experience manufacturing SirolimusEFR in the volume that we anticipate will be required if we achieve planned levels needed for clinical studies and/or commercial sales. We do not currently have, nor do we currently have plans to acquire, the infrastructure or capability internally to manufacture or test SirolimusEFR on a clinical and/or commercial scale. Instead, we rely on contract manufacturers for current production of SirolimusEFR for clinical study supplies and currently plan to continue to use contract manufacturers for supply and testing. Our reliance on third-party suppliers and manufacturers, including certain single-source suppliers, could harm our ability to fulfill our supply obligations to Terumo. If our third-party suppliers fail to deliver the required quantities of materials on a timely basis and at reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the supply of our products or product candidates to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

The facilities used by our CMOs to manufacture our product candidates must be authorized by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after a PMA, NDA or comparable foreign regulatory marketing application is submitted. We depend on our contract manufacturing partners for compliance with the FDA’s cGMP or similar foreign requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or foreign approval for use of their manufacturing facilities with respect to our product candidates. In addition, if the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, without delay, or at all, which would significantly impact our ability to fulfill our supply obligations for SirolimusEFR for Virtue SAB, as well as sales of SirolimusEFR for other potential clinical applications.

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

Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our partners’ manufacturing operations and related product sales

We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, unique processes, or specialty item availability, we may procure certain components and raw materials from a sole supplier. For example, for our Virtue SAB product candidate, we source sirolimus from a single manufacturer in China, we source porous angioplasty balloons from a single manufacturer in Germany with unique processes and expertise, and we source custom specialty polymers from a single manufacturer in the United States. We work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability. However, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the FDA, comparable regulatory bodies in countries in the EU and similar regulatory bodies elsewhere around the world regarding the manufacture of our products or product candidates, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction in or an interruption to supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and to make our related product sales. Manufacturing facilities used to make our balloons or other components may be shut down, sold or otherwise become unavailable and it will take time and money for us to identify and requalify new facilities.

In addition, assuming our BackBeat CNT product candidate is approved, we will be reliant on Medtronic, Inc. (an affiliate of Medtronic plc) (“Medtronic”) and its ability to obtain supplies for and to produce its BackBeat CNT-enabled pacemaker systems. If Medtronic is unable or unwilling to obtain such supplies or is otherwise unable or unwilling to produce its BackBeat CNT-enabled pacemaker systems, it could adversely affect our results of operations.

We source certain products from foreign suppliers, making us vulnerable to supply problems or price fluctuations caused by trade conflicts and other geopolitical events

Geopolitical risks and other global events could negatively affect our ability to rely on foreign suppliers. Ongoing uncertainty in the trade relationship between China and the United States could cause delays in the manufacturing supply chain for sirolimus, which we currently source from China. Likewise, export restrictions enacted in foreign countries, including those imposed in China, could limit our ability to obtain products from foreign suppliers or make foreign-made products more costly than anticipated. Any disruptions or delays in our supply chain could negatively impact our ability to operate our business or increase our costs. Further, any import restrictions or tariffs imposed on products we or our partners import from China, Singapore or any other foreign supplier, as a result of global trade conflict, could cause us to increase prices for our future products or reduce our margins.

In February 2022, following Russia’s invasion of Ukraine, the United States, the EU, and the UK imposed various economic sanctions against Russia. Additional impacts, including restrictions on the sale of oil or other energy resources from Russia to other countries in the region, that could result in an increase in our global shipping expenses, reduce our sales or otherwise have an adverse effect on particularly our European operations. Furthermore, escalation by Russia beyond Ukraine and into other countries within the region could also reduce our sales and have a negative effect on our European operations.

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

In the United States, there have been, and continue to be a, number of legislative initiatives to contain healthcare costs. For example, in March 2010, ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research, implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other healthcare providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, and expanded the eligibility criteria for Medicaid programs.

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

For instance, in December 2021, the EU Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. This regulation, which entered into force in January 2022, intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

Regulatory compliance is expensive, complex and uncertain, and approvals or certifications can often be denied or significantly delayed. We may not obtain the necessary approvals or certifications and failure to obtain timely regulatory approval or certification, if at all, would adversely affect our business

We are not permitted to commercialize, market, promote or sell any of our product candidates in the United States without obtaining approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval or certification by the FDA, comparable foreign regulatory authorities and notified bodies is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval, certification or the decision not to approve an application. Regulatory authorities and notified bodies have substantial discretion in the approval or certification process and may refuse to accept any application or may decide that our data are insufficient for approval or certification and require additional preclinical, clinical or other studies. We have not submitted for or obtained marketing approval for any product candidate, except for European Conformity (“CE”) mark certification of our first-generation BackBeat CNT on the Moderato IPG device.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing device, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a PMA application from the FDA, unless an exemption applies. Under the FDCA, medical devices are classified into one of three classes, Class I, Class II or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Certain Class I and Class II devices are exempt from premarket notification (510(k)) requirements as well as the Medical Device cGMPs, also referred to as the QSR. A Class I or Class II device that is exempt from 510(k) requirements must still comply with other requirements unless the device is explicitly exempt from those requirements as indicated in the regulation for that device type. We do not believe Virtue SAB or BackBeat CNT or other of our current product candidates will be exempt from, or eligible for, clearance under Section 510(k) of the FDCA. We expect our product candidates will require submission and FDA approval of a PMA to be marketed in the United States. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use(s) based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical study, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally require FDA approval. The PMA process can be expensive, lengthy and uncertain. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA.

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

We expect that obtaining regulatory approvals for our product candidates will require us to conduct human clinical studies. For our medical device product candidates and combination drug/device product candidates regulated as medical devices, we will need to obtain approval of an IDE, prior to beginning a clinical study in the United States. For our drug product candidates, we will need to submit an IND application that the FDA authorizes prior to beginning clinical studies in the United States. Preclinical studies, submissions related to CMC of our product candidates, and safety data such as biocompatibility will be required in connection with any IDE or IND applications. It is possible that unforeseen failure of one or more of these tests could cause delays in the application process.

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

The FDA, comparable regulatory authorities (or notified bodies) can delay, limit or deny approval of a drug or approval or certification of a medical device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•	inability to satisfy regulators on the biocompatibility of our novel materials or to gain agreement with regulators on the methods or results of biocompatibility testing;
•	the disagreement of the FDA or the applicable foreign regulatory authority or notified body with the design or implementation of our clinical studies or the interpretation of data from preclinical studies or clinical studies;
•	serious and unexpected adverse effects experienced by participants in our clinical studies;
•	the data from our preclinical studies and clinical studies may be insufficient to support approval;

•	our inability to demonstrate that the clinical and other benefits of the product candidate outweigh the risks;
•	the quality systems, manufacturing processes and/or facilities we use may not meet applicable requirements; and
•	the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for approval or certification.

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

Subject to the transitional provisions provided in the EU Medical Devices Regulation, and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the Medical Devices Directive and the Active Implantable Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. All medical devices (including active implantable medical devices) placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and — where applicable — other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. Failing to comply with applicable laws and regulations, would preclude us from being able to affix the CE mark to our products, which would prevent us from selling them within the EU.

The aforementioned EU rules are generally applicable in the EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland). Non-compliance with the above requirements would also prevent us from selling our products in these countries.

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

Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs or lower than anticipated sales. Even after we have obtained the proper regulatory approval or certification to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•	untitled letters or warning letters;
•	fines, injunctions, consent decrees and civil penalties;
•	recalls, termination of distribution, administrative detention or seizure of our products;
•	customer notifications or repair, replacement or refunds;

•	operating restrictions or partial suspension or total shutdown of production;
•	delays in or refusal to grant our requests for future PMA approvals or foreign regulatory approvals or certifications of new products, new intended uses or modifications to existing products;
•	withdrawals or suspensions of our current PMA or foreign regulatory approvals or certifications, resulting in prohibitions on sales of our products;
•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•	criminal prosecution.

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

Virtue SAB is a drug/device combination, which may result in additional regulatory and other risks

Our Virtue SAB product candidate is subject to regulation in the United States as a drug/device combination product. If marketed individually, each constituent part of Virtue SAB would be subject to different regulatory pathways and would require approval of an independent marketing applications by the FDA. A combination product, however, is assigned to an FDA center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic effect. In the case of Virtue SAB, we believe that the primary mode of action is attributable to the device component of the product. In this regard, in 2019, the FDA confirmed that Virtue SAB will be regulated as a combination product candidate, with the FDA’s Center for Devices and Radiological Health as the lead review center of a marketing application. Although we believe a single marketing application for the approval of a combination product would be appropriate and successful, there can be no assurance that the FDA will not determine that separate marketing applications are necessary. If the FDA were to make that determination, it could significantly increase the resources and time required to bring a particular combination product to market.

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

If the FDA does not conclude that SirolimusEFR as a standalone product candidate satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for SirolimusEFR under Section 505(b)(2) are not as we expect, the approval pathway for SirolimusEFR may take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful

We may seek FDA approvals for our SirolimusEFR as both a standalone drug product candidate and as part of our Virtue SAB product candidate as well as, potentially, other device/drug combination product candidates for other clinical applications. For the standalone drug product candidate development program, we may seek approval for SirolimusEFR to treat conditions such as acute or chronic joint inflammation (osteoarthritis), through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved drugs, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as we anticipate, we may need to conduct additional clinical studies, provide additional data and information and meet additional standards to obtain regulatory approval, if ever. If this were to occur, the time and financial resources required to obtain FDA approval for SirolimusEFR, and complications and risks associated with the development of certain of our product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in competitive products reaching the market before our product candidates, which could impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization, or that a competitor would not obtain approval first along with subsequent market exclusivity, thereby delaying potential approval of our product.

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

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
•	the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to the government by the 90th day of each calendar year); and
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws that require drug and medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

Demand for our products or new approved (or certified) indications for our existing products may fluctuate over time if federal, state and foreign legislative or administrative policy changes affect coverage or reimbursement levels for our products, or the services related to our products. In the United States, there have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system, some of which could have a material adverse effect on our business.

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

In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information (“PHI”) and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. Covered entities are those that electronically transmit health information in connection with transactions susceptible to standards set by the U.S. Department of Health and Human Services and may concern billing and payment for services or insurance coverage. Business associates may perform or assist in performance of a function or activity involving the use or disclosure of individually identifiable health information, or other activities that may involve disclosure of individually identifiable health information by the covered entity. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and, thus, are not directly regulated under HIPAA, federal and state regulators may disagree and bring an enforcement action under HIPAA against us.

In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (the “CPRA”) passed in California in 2020, significantly amending the CCPA and imposing additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The CPRA also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have taken effect in Virginia, Colorado, Connecticut and Utah, and been enacted or proposed in other states, reflecting a trend toward more stringent privacy legislation in the United States. Numerous data privacy related legislative proposals remain pending at the federal level as well. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU and the UK General Data Protection Regulations (respectively, the “EU GDPR” and the “UK GDPR,” together, the “GDPR”) each impose strict requirements for processing the personal data of individuals within the EEA, and/or the UK and to processing that occurs in the context of an establishment in, respectively, the EEA and/or UK. The EU GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical study data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million under the EU GDPR and £17.5 million under the UK GDPR or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to these fines, supervisory authorities have extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors; the GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

The existence of parallel regimes under the EU GDPR and UK GDPR, and divergence in respect of implementing or supplementary laws across the EEA and UK in certain areas, means that we could be subject to potentially overlapping or divergent enforcement actions for certain actual or perceived violations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, (the “CJEU”), limited how organizations could lawfully transfer personal data from the EEA and UK to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements had to be migrated to the revised clauses by December 27, 2022. The revised SCCs cannot be used for transfers to non-EEA entities whose processing is already subject to the GDPR; however, no equivalent standard data protection clauses have been issued and approved by the European Commission and, therefore, current market practice is largely to use the SCCs notwithstanding this issue. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation became mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision and the UK losing its adequacy decision if the European Commission deems the UK no longer provides adequate protection of personal data.

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

We are subject to economic sanctions, export control, anti-bribery, anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, and violations of these laws could result in substantial penalties and prosecution

We are exposed to trade and economic sanctions and other restrictions imposed by the United States and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, and other federal statutes and regulations, including sanctions laws administered by the Office of Foreign Assets Control and other U.S. governmental agencies. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products under the laws of the United States or other countries, could harm our ability to engage in international trade and adversely affect our revenue. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers or to conduct business with foreign parties.

The FCPA, the UK Bribery Act of 2010 (the “Bribery Act”), and similar laws around the world generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third party business partners and intermediaries, fail to comply with the FCPA or other anti-corruption and anti-bribery laws. In addition, the Bribery Act prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. We have implemented policies, procedures, and internal controls to help ensure compliance with these laws, though such compliance measures ultimately may not be effective in preventing our employees, contractors, business partners, intermediaries or agents from violating or circumventing our policies and/or the law.

Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs. An actual or alleged violation of these laws or regulations could result in internal, independent, or government investigations and severe criminal or civil sanctions, fines or penalties, as well as legal expenses, and could negatively affect our reputation, business, financial condition and results of operations.

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

The patents we own may not be sufficiently broad to protect our technology or to give us any competitive advantage. We are unable to provide any assurances that any of our patents, or patents to which we have rights through licensing agreements, have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our technology or products, any additional features we develop with respect to our technology or products, or any new technology or products that we seek to develop in the future. Our patents could be challenged as invalid or unenforceable, or circumvented by competitors. Medical device patents involve complex legal, scientific and factual questions, and therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Any patents for which we have applied may not be granted. Third parties own numerous U.S. and foreign issued patents and pending patent applications in the fields in which we have developed our technology or manufacture and sell our products. Third party-owned patents, as well as other prior art, can be an obstacle to our ability to obtain patent protection for our technology.

Because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our products. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013 (the date when United States patent law changed from granting rights to the first-to-invent to the first-to-file), an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. We cannot be certain that we are the first to invent the inventions covered by pending patent applications entitled to a priority date before March 16, 2013, and, if we are not, we may be subject to priority disputes.

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

Challenges raised in patent infringement litigation may cause determinations that our patents or licensed patents are invalid, unenforceable, or otherwise subject to limitations. In such events, third parties may use the discoveries or technologies covered by our patents or licensed patents without paying damages, licensing fees or royalties to us, which could significantly diminish the value of our patents or licensed patents. We could also be adversely affected if our licensors terminate licenses granted to us to use their patented technology. Thus, any patents that we may own, or to which we have rights through licensing agreements, may not provide sufficient protection against competitors. Furthermore, an adverse decision in a judicial or administrative proceeding can result in a third party receiving the patent right sought by us, which, in turn, could affect our ability to commercialize our technology or products.

We hold trademark applications or registrations relating to our products. Our trademarks may also be opposed, cancelled, or challenged as invalid or not distinctive by competitors or third parties. Registration of a trademark is not conclusive as to its validity or the right to use such trademark. Third parties own numerous U.S. and foreign trademark registrations and trademark applications in the fields in which we manufacture and sell our products. We may be found to infringe a third party’s trademark registrations or common law trademark rights.

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

The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our intellectual property rights generally. The initiation of proceedings by third parties to challenge the scope, validity, or enforceability of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in the United States and in jurisdictions outside of the United States could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Further, we may not always detect infringement of our intellectual property rights, and defending our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop and own or license.

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

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets

We employ individuals and retain the services of consultants who previously worked with other companies, including our competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how or intellectual property of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may be subject to an injunction and lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be involved in litigation or other proceedings relating to patent, trade secret and other intellectual property rights, which could cause substantial costs and liability

There may be patents and patent applications owned by our competitors, which, if determined to be valid and enforceable, may be infringed by us. We do not always conduct independent reviews of patents issued to third parties. Holders of certain patents may contact us and request we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. If we need to obtain a license to use any intellectual property owned by a third party, we may be unable to obtain such license on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents, trade secret and proprietary rights is time-consuming, expensive and unpredictable, and could divert the attention of our management from our business operations. Patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. Patent applications in the United States, Europe and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. These applications that later result in issued patents, or the revival of previously abandoned patents, may prevent, limit or otherwise interfere with our ability to develop, manufacture, and market our products. Third parties may assert claims that we are employing their proprietary technology or intellectual property rights without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect.

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

Additionally, we may become a party to adversarial proceedings regarding our or third-party patent portfolios. Such proceedings could include supplemental examination or contested post-grant proceedings such as post-grant review, reexamination, inter partes review, interference or derivation proceedings before the USPTO, and challenges in U.S. District Courts. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may also occasionally use these proceedings to challenge the patent rights of others. We cannot be certain that any particular challenge will be successful in limiting or eliminating the challenged patent rights of the third party.

An unfavorable outcome in abovementioned lawsuits and proceedings could require us to pay substantial damages, including treble damages, to lose our patent protection, to cease using the technology that is subject matter of the lawsuits or proceedings, and/or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license on commercially acceptable terms. Even if we can obtain rights to a third-party’s intellectual property, those rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations because of infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property rights of others, we may not develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third-party intellectual property rights, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective or less commercially desirable products or both.

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

In addition, if we initiate legal proceedings against a third party to enforce a patent we own covering the third party’s competing products, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation, including through re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product(s). Such a loss of patent protection could have a material adverse effect on our business, financial condition and results of operations.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We may intentionally choose not to or inadvertently fails to comply with such requirements. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in the abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application at the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our products or invent any of the inventions claimed in our patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims challenging the ownership or inventorship of our patents and other intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture and commercialization of one or more of our products

We may be subject to claims that current or former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products. If we were to jointly own such intellectual property with other owners, other owners may be able to use the jointly owned intellectual property or license their rights in the jointly owned intellectual property to other third parties, including our competitors. We also may be required to obtain and maintain licenses from third parties, including parties involved in any such disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are in breach of any license agreements granted to us, such licenses may terminate. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of one or more of our products.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we or our licensors obtain patents covering our products, when the terms of all patents covering a product expire, our business may become subject to competition from products identical or similar to ours which can be sold without infringing our patents. As a result, our owned and licensed patent portfolio do not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours beyond the patent term.

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

We may need to obtain intellectual property rights from third parties, and may not be successful in obtaining necessary rights to develop any future product through acquisitions and in-licenses

We may find it necessary or prudent to obtain licenses from third-party intellectual property holders to advance our research or to allow commercialization of our products, and we cannot provide any assurances that third-party intellectual property rights do not exist which might be enforced against our products in the absence of such a license. In addition, with respect to any patents we may in the future co-own with third parties, we may wish to acquire exclusive licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any intellectual property rights from third parties that we identify as necessary for planned or future products. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to exclusively license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property licenses we have, we may have to abandon development of the relevant products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Anti-takeover provisions contained in our Charter and our Bylaws and under Delaware law could impair a takeover attempt

Certain provisions of Delaware law, as well as provisions in our certificate of incorporation (“Charter”) and our bylaws (“Bylaws”), may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Among other things, these provisions:

•	allow our Board to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of other stockholders;
•	provide for a classified board of directors with staggered three-year terms;
•	provide that directors may only be removed for cause, and only by the affirmative vote of shares representing a majority of the shares entitled to vote at an election of directors;
•	prohibit stockholder action by written consent;
•	provide that special meetings may only be called by the Chairperson of the Board, the Chief Executive Officer or a majority of the directors;
•	provide that we may indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law;
•	provide that any adoption, amendment or repeal of any provision of the Bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2∕3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; and
•	establish advance notice requirements for nominations for elections to the Board and for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

•	derivative action or proceeding brought on our behalf,
•	action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or to our stockholders,
•	action, suit or proceeding arising pursuant to any provision of the Delaware General Corporation Law, our Charter or our Bylaws, and
•	action, suit or proceeding asserting a claim against us governed by the internal affairs doctrine.

This exclusive forum provision would not apply to suits brought to enforce a duty or liability vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, such as those created by the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, our Charter provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive forum provision. Our Charter further provides that any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and to have consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and this limitation may make our securities less attractive to investors. Further, while the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us or our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Charter. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

The price of our securities may be volatile

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities has experienced volatility since the closing of the Business Combination. For example, from the closing of the Business Combination through March 22, 2024, the closing price of our common stock on the Nasdaq Global Market ranged from a high of $22.18 to a low of $4.42. The price of our common stock may continue to experience volatility in the future and is subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of such factors, including the factors listed below, could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	the results of our clinical trials;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	the inability to maintain our listing on Nasdaq;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	our ability to develop product candidates;
•	changes in laws and regulations affecting our business;
•	litigation involving us;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of our securities available for public sale;
•	any major change in our Board or management;
•	sales of our securities by directors, executive officers or significant stockholders, or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The holders of an aggregate of 17,148,494 shares of common stock (not including 1,310,000 shares underlying warrants) or approximately 47.9% of our outstanding common stock as of March 22, 2024, are entitled to registration rights under the Second Amended and Restated Registration Rights Agreement and Lock-Up Agreement, as of November 21, 2023 (the “Amended and Restated Registration Rights Agreement”) entered into in connection with the closing of the Business Combination, and the Company expects to file on the date hereof an amendment to the registration statement that registers, among other things, the resale of those outstanding shares of Common Stock as well as the issuance of shares of Common Stock underlying warrants. In certain circumstances, holders of these securities can demand that we conduct an underwritten offering of their securities or facilitate block trades of their securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements we file. We will bear the expenses incurred in connection with the filing of any such registration statements. The presence of these additional shares trading in the public market may have an adverse effect on the market price of our securities.

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of our common stock in connection with the Business Combination. As a result, the shares of our common stock being registered for resale (a portion of which may not be resold until the expiration of the applicable lock-up period) are anticipated to constitute a considerable percentage of our public float. Additionally, some of the shares of our common stock being registered for resale were originally purchased by selling securityholders pursuant to investments in Legacy Orchestra at prices considerably below the current market price of our common stock. This discrepancy in purchase prices may have an impact on the market perception of our common stock’s value and could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. The registration of these shares for resale creates the possibility of a significant increase in the supply of our common stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our common stock.

Certain of our officers and directors and Medtronic are subject to lock-up agreements covering 6,895,756 shares of common stock (the “Lock-Ups”), including common stock issuable upon exercise of warrants, pursuant to which our officers and directors and Medtronic have agreed that they will not, without our permission and subject to certain exceptions, among other things, sell or transfer any shares of our capital stock held by such person or any of their affiliates (the “Transfer Restrictions”). The Lock-Ups expire upon the earlier of (i) five calendar days following the date of the publication of certain results of the BACKBEAT pivotal study; provided, that in the event the results of the BACKBEAT pivotal study are positive as reasonably determined by Medtronic, the Transfer Restrictions shall continue for an additional five calendar days following the U.S. regulatory approval; provided, further that the Transfer Restrictions shall terminate immediately (A) if the BACKBEAT pivotal study is terminated or (B) if the Medtronic Agreement is terminated and (ii) December 16, 2024. As the restrictions on resale end, the market price of shares of our common stock could drop significantly if the holders of these shares of common stock sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

Our warrants may not be exercised at all and we may not receive any cash proceeds from the exercise of the warrants.

The exercise prices of our warrants, in certain circumstances, may be higher than the prevailing market price of our underlying common stock and the cash proceeds to us associated with the exercise of our warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not exceed the exercise price of the warrants at any given time. As of the date of this Annual Report on Form 10-K, a significant portion of our warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock. Holders of such “out of the money” warrants are not likely to exercise such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

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

It may be more difficult to compare our performance to that of other public companies and our securities may be less attractive to investors if we take advantage of exemptions from disclosure requirements that are available to an “emerging growth company”

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for certain exemptions available to emerging growth companies from various reporting requirements applicable to other public companies that are not emerging growth companies. We intend to take advantage of those exemptions for as long as we continue to be an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of shares by our predecessor in its initial public offering, which will be December 31, 2026.

The exemptions available to emerging growth companies include: (a) exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that are emerging growth companies that have opted out of the extended transition period. This may make it more difficult to compare our performance to that of other public companies which could make our securities less attractive, which may result in a less active and more volatile trading market for our securities.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business

Pursuant to Section 404 of the Sarbanes-Oxley Act, and in light of SEC guidance, management is required to report our assessment of internal control over financial reporting beginning with the fiscal year ending December 31, 2023, and, if and when we become an accelerated filer or large accelerated filer who is not eligible to be a smaller reporting company and has annual revenues of at least $100.0 million (and cease to be an emerging growth company), an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff or retain additional outside consultants.

If we are unable to implement the additional requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our securities. We could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

There are significant financial costs and expenses for complying with the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations of the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations thereunder, rules and regulations of the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges. Compliance with public company requirements increase costs and make regulated activities more time-consuming. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs and administrative burdens. In order to comply with these requirements, we carry out activities that Legacy Orchestra had not done previously. For example, we have created and adopted new internal controls and disclosure controls and procedures, all of which will increase expenses and administrative burdens. In addition, we have new expenses associated with SEC reporting requirements.

Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur further additional costs to remediate those issues. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC, Nasdaq and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Orchestra BioMed, (“Orchestra” or “Company”) maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program, in conjunction with the Company’s enterprise risk management assessment processes, addresses cybersecurity risks to the corporate information technology environment including systems, hardware, software, data, people, and processes.

Cybersecurity Risk Management

The underlying processes and controls of cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). Orchestra has an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists, develops a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, Orchestra maintains policies over areas such as information security, IT change and configuration management, acceptable use, access on/offboarding, and data backup and recovery to help govern the processes put in place by management designed to protect Orchestra’s IT assets, data, and services from threats and vulnerabilities. Orchestra partners with industry recognized cybersecurity providers leveraging third-party technology and expertise. Cybersecurity partners to the Company, including consultants and other third-party service providers, are a key part of Orchestra’s cybersecurity risk management strategy and infrastructure and provide services including maintenance of an IT assets inventory, periodic vulnerability testing, identity access management controls, including restricted access of privileged accounts, physical security measures at Company facilities, information protection/detection systems including maintenance of firewalls and anti-malware tools, network and traffic monitoring and automated alerting, ongoing cybersecurity user awareness training, remote monitoring and management, capacity management, industry-standard encryption protocols, formalized processes over asset and data destruction, formalized change management processes, data backups management, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, and assessment. In the event of an incident, the Cyber Risk Committee would be notified and appropriate action would be taken to resolve the incident, including notifying senior management and, as appropriate, the Board.

  Orchestra has implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes assessment of vendors during the selection/onboarding process, internal controls and security standards of vendors, compliance with service level agreements, review of SOC 1 reports on an annual basis and a regular review of vendor contracts.

Governance

Orchestra’s Cyber Risk Committee, in conjunction with third-party IT and cybersecurity service providers is responsible for oversight and administration of Orchestra’s cyber risk management program, and for informing senior management, the Board, and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes via selection of strategic third-party partners (such as the Company’s virtual Chief Information Security Officer), and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by Orchestra for strategic cyber risk management, advisory and decision making.

The Audit Committee of the Board of Directors oversees Orchestra’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Members of the Cyber Risk Committee brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of Orchestra’s cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes reporting cybersecurity incidents and updates on Orchestra’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by Orchestra’s Board of Directors, at least annually, as part of the Company’s corporate risk oversight processes.

Orchestra faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Orchestra acknowledges that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on Orchestra’s business, financial condition, results of operations, or cash flows. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to the Company’s service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. In response to such risks, the Company has implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See “Our information technology systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations” in Item 1A (Risk Factors) for more information on cybersecurity risks.

Item 2. Properties

Our headquarters are located at 150 Union Square Drive New Hope, Pennsylvania 18938, where we lease approximately 8,052 rentable square feet of office and laboratory space under a lease that terminates on September 30,

2024. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings that arise in the ordinary course of our business. We are not currently a party to any material legal proceedings and are not aware of any pending or threatened legal proceeding against us that we believe would have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Company Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Global Market under the symbol “OBIO”. Prior to the consummation of the Business Combination, HSAC2’s ordinary shares were listed on the Nasdaq Capital Market under the symbol “HSAQ.”

Holders

As of March 22, 2024, there were 595 holders of record of our common stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We anticipate that we will retain all of our future earnings, if any, for the development, operation and expansion of our business and we do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws. Such determination will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our Board may deem relevant. Should we decide in the future to do so, as a holding company, our ability to pay dividends on our capital stock and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries, including Legacy Orchestra. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

The following sets forth information as to all of equity securities sold during the year ended December 31, 2023 which were not registered under the Securities Act:

Warrants Issued to Avenue

In June 2022, Legacy Orchestra entered into a loan and security agreement (the “2022 Loan and Security Agreement”) with Avenue Venture Opportunities Fund, L.P. (“Avenue I”) and Avenue Venture Opportunities Fund II, L.P. (“Avenue II,” and, collectively with Avenue I, “Avenue”). On October 6, 2023, the 2022 Loan and Security Agreement was repaid in full and terminated. In connection with the repayment and termination of the 2022 Loan and Security Agreement, on October 6, 2023, the Company issued two warrants to purchase an aggregate of 27,707 shares of common stock to Avenue at an exercise price of $7.67 per share. The warrants were issued in lieu of a cash payment of $212,500 due with respect to certain fees under the 2022 Loan and Security Agreement. The Company issued these securities in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act in reliance on the exemption afforded by Section 4(a)(2) thereof.

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

The following discussion should be read together with “Special Note Regarding Forward-Looking Statements” and the Company’s audited consolidated financial statements, together with the related notes thereto, included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”). In addition to historical financial information, this discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” herein.

Closing of Business Combination

Prior to January 26, 2023, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On January 26, 2023, we consummated the business combination contemplated by the Merger Agreement. Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Legacy Orchestra, with Legacy Orchestra as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, we changed our name from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.” On January 27, 2023, our common stock (“Company Common Stock”) began trading on the Nasdaq Global Market under the symbol “OBIO.” For additional information, see Note 3 to the Consolidated Financial Statements.

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

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million from the Terumo Agreement through December 31, 2023. We have incurred net losses each year since inception. Our net losses were $49.1 million and $33.6 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $248.9 million.

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

Recent Developments

On January 8, 2024, we announced that in late December 2023 the first enrolled patient was randomized into the BACKBEAT (BradycArdia paCemaKer with atrioventricular interval modulation for Blood prEssure treAtmenT) pivotal study (the “BACKBEAT pivotal study”) of BackBeat CNT, also known as Atrioventricular Interval Modulation (“AVIM”) therapy, to treat hypertension in patients indicated for a pacemaker. This is following the FDA granting us IDE approval, which was announced on September 19, 2023. For a detailed description of the BACKBEAT pivotal study, see the information in under the heading “BIOELECTRONIC PRODUCT CANDIDATES – BackBeat CNT (AVIM Therapy) for Hypertension and CNT-HF for Heart Failure – Clinical Results – Clinical, Regulatory and Commercialization Pathway – The BACKBEAT Global Pivotal Study” in Item 1 (Business) of this Annual Report on Form 10-K.

On February 26, 2024, we announced new data showing sustained, clinically meaningful reductions in 24-hour ambulatory systolic blood pressure (aSBP) in hypertensive pacemaker patients treated with AVIM therapy for over 3 years. For more information, please see “BIOELECTRONIC PRODUCT CANDIDATES – BackBeat CNT (AVIM Therapy) for Hypertension and CNT-HF for Heart Failure – Clinical Results – Chronic Clinical Studies: - the MODERATO II Long-Term Follow Up Study:” in Item 1 (Business) of this Annual Report on Form 10-K. “Our Company” in Item 1 (Business) of this Annual Report on Form 10-K.

On March 6, 2023, we announced the presentation of results from a clinical study demonstrating favorable hemodynamics effects of AVIM therapy in hypertensive pacemaker patients. For more information, see “BIOELECTRONIC PRODUCT CANDIDATES – BackBeat CNT (AVIM Therapy) for Hypertension and CNT-HF for Heart Failure – Clinical Results – Acute Clinical Study (Prague):” in Item 1 (Business) of this Annual Report on Form 10-K.

Registration Statement

The holders of an aggregate of 17,148,494 shares of common stock (not including 1,310,000 shares underlying warrants), or approximately 47.9% of our outstanding common stock as of March 22, 2024 are entitled to registration rights under the Amended and Restated Registration Rights Agreement entered into in connection with the closing of the Business Combination, and the Company expects to file on the date hereof an amendment to the registration statement that registers, among other things, the resale of those outstanding shares of common stock as well as the issuance of shares of common stock underlying warrants (the “Registration Statement”), which has the potential to significantly impact the market for our common stock. When a large number of shares become available for sale, it can create an imbalance between supply and demand, potentially resulting in downward pressure on the market price of the stock. The increased supply of shares from the resale could outweigh the existing demand, leading to a potential decline in the market price of our common stock.

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of our common stock in connection with the Business Combination. As a result, the shares of our common stock being registered for resale (a portion of which may not be resold until the expiration of the applicable lock-up period) are anticipated to constitute a considerable percentage of our public float. Additionally, a significant portion of the shares of our common stock being registered for resale were originally purchased by selling securityholders pursuant to investments in Legacy Orchestra at prices considerably below the current market price of our common stock. This discrepancy in purchase prices may have an impact on the market perception of our common stock’s value and could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. The registration of these shares for resale creates the possibility of a significant increase in the supply of our common stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our common stock.

The exercise prices of our warrants, in certain circumstances, may be higher than the prevailing market price of the underlying common stock. The cash proceeds to us associated with the exercise of our warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not align with the exercise price of the warrants at any given time. If the warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that warrantholders may choose not to exercise their warrants. As a result, we may not receive any proceeds from the exercise of such warrants.

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

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 - 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this Annual Report on Form 10-K, we have already passed the target achievement dates for two $5 million milestone payments, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected regulatory delays and requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, that caused us to amend our original project plan, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $25 million in time-based milestone payments pursuant to the Terumo Agreement. Further, Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. We have delayed initiation of our Virtue ISR-US pivotal study, for which we secured conditional IDE approval from the FDA on August 8, 2023, until such time as we and Terumo restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we and Terumo are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from our clinical steering committee for Virtue SAB. If negotiations are not completed to our satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary in ISR indication, for which we are primarily responsible. We have recognized $12.6 million in cumulative partnership revenues from 2019 through December 31, 2023. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through December 31, 2023.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through December 31, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other selling, general and administrative expenses include professional services fees, including legal, audit investor/public relations, and insurance costs, outside consultants costs, employee recruiting and training costs, and non-income taxes. Moreover, we incur and expect to continue to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and U.S. Securities and Exchange Commission (“SEC”) compliance and investor relations. We expect quarterly selling, general and administrative expenses, excluding stock-based compensation expense, to continue to be elevated reflective of being a public company.

Interest Income, Net

Interest income reflects the income generated from marketable securities during the year. Interest expense is attributable to loan interest.

In June 2022, Legacy Orchestra entered into a loan and security agreement (the “2022 Loan and Security Agreement”) with Avenue Venture Opportunities Fund, L.P. (“Avenue I”) and Avenue Venture Opportunities Fund II, L.P. (“Avenue II,” and, collectively with Avenue I, “Avenue”). As part of the 2022 Loan and Security Agreement, Legacy Orchestra paid off the balance of the 2019 Loan and Security Agreement (as defined below) with Silicon Valley Bank. The terms of the 2022 Loan and Security Agreement included a term loan of up to $20 million available in two tranches with the first tranche of $10 million that was drawn at closing in June of 2022, and a second tranche of $10 million available at closing of the Series D-2 Financing that was not drawn. Additionally, we may have had access to a third tranche of $30 million subject to certain financing milestones. The term loan had a maturity date of June 1, 2026 and accrued interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 6.45%. On October 6, 2023, the 2022 Loan and Security Agreement was repaid in full and terminated. Refer to Note 15 to our Consolidated Financial Statements.

In December 2019, Legacy Orchestra entered into a Loan and Security Agreement with Silicon Valley Bank for a term loan as described in Note 15 to our Consolidated Financial Statements (the “2019 Loan and Security Agreement”). The 2019 Loan and Security Agreement provided Legacy Orchestra with capital for development and general corporate purposes. On December 31, 2020, Legacy Orchestra borrowed $10.0 million under the 2019 Loan and Security Agreement which was repaid in connection with entering into the 2022 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

Certain of Legacy Orchestra’s outstanding warrants contained features that required the warrants to be accounted for as liabilities. The warrants were subject to re-measurement at each balance sheet date with gains and losses reported through Legacy Orchestra’s consolidated statements of operations and comprehensive loss as loss on fair value adjustment of warrant liability. Upon closing of the Business Combination, all liability classified warrants of Legacy Orchestra became equity classified on that date as they are now considered “fixed for fixed.”

Loss on Debt Extinguishment

The loss on debt extinguishment represents charges incurred as a result of the payoff of each of the 2019 Loan and Security Agreement and the 2022 Loan and Security Agreements.

(Loss) Gain on Fair Value of Strategic Investments

The (loss) gain on fair value of strategic investments represents a change in the fair value of our investment in Motus GI Holdings, Inc. (“Motus GI”), a publicly-held company and related party, and preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

On September 12, 2023, Motus GI and the Company entered into an agreement, pursuant to which, royalty certificates previously issued to the Company and other holders were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for shares of Motus GI common stock. As a result of the agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates, which had a de minimis carrying value.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table presents our statement of operations data for the year ended December 31, 2023 and 2022, and the dollar and percentage change between the two periods (in thousands):

	Year Ended December 31,
	2023	2022	Change $	Change %
Revenue:
Partnership revenue	$2,106	$2,862	$(756)	(26)%
Product revenue	654	671	(17)	(3)%
Total revenue	2,760	3,533	(773)	(22)%
Expenses:
Cost of product revenues	186	211	(25)	(12)%
Research and development	33,822	21,945	11,877	54%
Selling, general and administrative	20,258	14,034	6,224	44%
Total expenses	54,266	36,190	18,076	50%
Loss from operations	(51,506)	(32,657)	(18,849)	(58)%
Other income (expense):
Interest income, net	3,849	50	3,799	NM *
Loss on fair value adjustment of warrant liability	(294)	(1,350)	1,056	78%
Loss on debt extinguishment	(1,151)	(682)	(469)	(69)%
(Loss) gain on fair value of strategic investments	(18)	1,031	(1,049)	(102)%
Total other income (expense)	2,386	(951)	3,337	351%
Net loss	$(49,120)	$(33,608)	$(15,512)	(46)%

*Note: NM denotes that the computed amount is not meaningful.

Partnership Revenue

Partnership revenue decreased by $756,000, or approximately 26%, to $2.1 million in the year ended December 31, 2023 from $2.9 million for the year ended December 31, 2022. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the year ended December 31, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $15.4 million and $14.3 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 14% as of December 31, 2023 as compared to the estimates as of December 31, 2022, and increased by approximately 10% as of December 31, 2022, as compared to the estimates as of December 31, 2021.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $17,000, or approximately 3%, to $654,000 in the year ended December 31, 2023 from $671,000 for the year ended December 31, 2022.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $25,000, or approximately 12%, to $186,000 in the year ended December 31, 2023 from $211,000 for the year ended December 31, 2022. The decrease was primarily due to decreased production costs of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Personnel and consulting costs	$16,886	$9,442
Non-clinical development costs	12,919	10,570
Clinical development costs	4,017	1,933
Total research and development expenses	$33,822	$21,945

Research and development expenses increased by $11.9 million, or approximately 54%, to $33.8 million for the year ended December 31, 2023 from $21.9 million for the year ended December 31, 2022. This is primarily due to an increase  in support of ongoing work to advance BackBeat CNT’s currently enrolling pivotal study and Virtue SAB’s planned pivotal study and included an increase in personnel related expenses of $5.1 million due to increased headcount and associated expenses, along with increased stock-based compensation of $2.3 million, an increase of $2.4 million in non-clinical development costs, and an increase of $2.1 million in research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $15.2 million for the year ended December 31, 2023 and $13.9 million for the year ended December 31, 2022 related to the Terumo Agreement. The increase of $1.3 million is due to increased expense activity related to the Terumo Agreement during the 2023 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $6.2 million, or approximately 44%, to $20.2 million for the year ended December 31, 2023, from $14.0 million of expense for the year ended December 31, 2022. The increase was primarily due to an increased stock-based compensation of $1.9 million, an increase of $2.0 million of accounting, finance, and legal expenses, and an increase of $2.3 million in investor relations and public relations expenses incurred in connection with the overall growth of the business and the costs of preparing for and operating as a public company.

Interest Income, Net

Interest income, net, increased to $3.8 million of income for the year ended December 31, 2023 compared to $50,000 of income for the year ended December 31, 2022. The net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement. Interest income, net in the 2022 period consisted primarily of interest earned from marketable securities, partially offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement and the monthly interest expense incurred resulting from the December 31, 2020 drawdown of the $10.0 million tranche from the 2019 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was a loss of $294,000 for the year ended December 31, 2023, as compared to a loss of $1.4 million for the year ended December 31, 2022. The change year over year is primarily a result of the change in the fair value of our outstanding warrants due to an increase in the fair value of the underlying common stock. There were no additional charges for the adjustment of fair value for warrant liability after the three months ended March 31, 2023 as the warrants became equity classified and no longer subject to market adjustment in the first quarter with the close of the Business Combination.

Loss on Debt Extinguishment

The loss on debt extinguishment increased by $469,000, or approximately 69%, to $1.2 million for the year ended December 31, 2023, as compared to a loss of $682,000 for the year ended December 31, 2022. The losses were due to recognition of unamortized debt discount as well as early termination payments related to the early termination and repayment of the 2022 Loan and Security Agreement in October 2023 and for the 2019 Loan and Security Agreement in June 2022, respectively.

(Loss) Gain on Fair Value of Strategic Investments

The loss on fair value of strategic investments was $18,000 for the year ended December 31, 2023 as compared to a gain of $1.0 million for the year ended December 31, 2022. The amounts recognized for the year ended December 31, 2023 relate to the change in fair value in our common stock holdings of Motus GI. The amount recognized for the year ended December 31, 2022, relates to a gain on our strategic investment in Vivasure of $1.9 million, partially offset by the change in fair value in our common stock holdings of Motus GI. The gain on our strategic investment in Vivasure was attributable to an observable price change for an identical investment due to a new third-party investment. Therefore, the investment was measured at fair value and a gain was recognized.

Liquidity and Capital Resources

From inception through December 31, 2023, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $49.1 million and $33.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $248.9 million. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million under the Terumo Agreement through December 31, 2023. We had $30.6 million in cash and cash equivalents at December 31, 2023, which consisted primarily of bank deposits and money market funds. We also had $57.0 million of short-term marketable securities at December 31, 2023, which consisted primarily of our investments in corporate and government debt securities.

In addition, the exercise price of our warrants, in certain circumstances, may be higher than the prevailing market price of our common stock and the cash proceeds to us associated with the exercise of our warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not exceed the exercise price of the warrants at any given time. As of the date of this Annual Report on Form 10-K, a significant portion of our warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock. Holders of such “out of the money” warrants are not likely to exercise such warrants. As a result, we may not receive any proceeds from the exercise of such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants to fund our operations.

As a result, we have neither included nor intend to include any potential cash proceeds from the exercise of our warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our warrants and the merit of including potential cash proceeds from the exercise in our liquidity projections. We do not expect to rely on the exercise of our warrants to fund our operations.

Funding Requirements

We continue to prioritize planned spending on our BackBeat CNT (AVIM therapy) program and the execution of our BACKBEAT pivotal study, for which we announced the commencement of enrollment on January 8, 2024. As previously disclosed, we have also reduced our 2024 planned spending related to our Virtue SAB program and the execution of our Virtue ISR-US pivotal study, for which we announced conditional IDE approval from the FDA on August 8, 2023. With regard to our Virtue SAB program and our planned Virtue ISR-US pivotal study, we have delayed initiation of this study until such time as we 1) consider the clinical study design implications of the recent FDA approval of BSC’s AGENT paclitaxel DCB for the treatment of coronary ISR; and 2) restructure our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from equity investment, milestone payments or other financial arrangements, which additional capital we may not receive. With regard to our BackBeat CNT program and our planned BACKBEAT pivotal study, we currently expect operating expenses to increase to support clinical study costs as well as additional research and development expenses in support of future potential regulatory approval and commercialization of AVIM therapy-enabled Medtronic pacemakers.

Based on revised internally prepared budget estimates that reflect these updated operating priorities, we anticipate that our cash, cash equivalents, marketable securities, and potential future proceeds described below are sufficient to fund our operations into the second half of 2026. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under a restructured Terumo Agreement, the Medtronic Agreement and/or future collaborations, and the realization of cash from the sale of some or all of our strategic holdings, most notably, Vivasure Medical. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including further potential cost cutting associated with our Virtue SAB program, the issuance of new equity, drawdowns on new loan facilities, and/or other financing structures.

As noted above, the sale of Company Common Stock pursuant to the Registration Statement may result in a decline in the value of our common stock, which may make it more difficult and more dilutive to the existing holders of our common stock to raise funds from the sale of our equity securities.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(46,127)	$(29,289)
Net cash provided by (used in) investing activities	10,687	(64,122)
Net cash provided by financing activities	46,215	103,257
Net increase in cash and cash equivalents	$10,775	$9,846

Comparison of the Years Ended December 31, 2023 and 2022

Net Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $46.1 million and primarily consisted of our net loss of $49.1 million and changes in net operating assets and liabilities of $3.3 million, which was offset by non-cash charges of $6.3 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $294,000 and stock-based compensation of $7.6 million, offset by $3.8 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $2.1 million, a decrease in operating lease liabilities of $693,000, and an increase in prepaid expenses and other assets of $781,000.

Net cash used in operating activities for the year ended December 31, 2022 was $29.3 million and primarily consisted of our net loss of $33.6 million, and changes in net operating assets and liabilities of $450,000, which was offset by non-cash charges of $4.7 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $1.4 million, loss on debt extinguishment of $682,000, stock-based compensation of $3.4 million, amortization of deferred financing costs of $163,000 and non-cash lease expense of $571,000, offset by a $1.0 million gain on the fair value of investments and $600,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities were primarily due to a decrease in deferred revenue of $2.9 million, an increase in prepaid expenses and other assets of $439,000, and an increase in inventory of $208,000, offset by an increase in accounts payable, accrued expenses and other liabilities of $3.4 million and various other immaterial changes.

Net Cash Flows from Investing Activities

Net cash provided by (used in) investing activities for the year ended December 31, 2023 was $10.7 million, which primarily consisted of the purchase of $142.0 million of marketable securities offset by the sale of $152.8 million of marketable securities.

Net cash used in investing activities for the year ended December 31, 2022, was $64.1 million, which consisted of the purchase of $63.3 million of marketable securities, $591,000 of property and equipment and $208,000 of strategic investments.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $46.2 million for the year ended December 31, 2023 was primarily attributable to net proceeds from the Business Combination totaling $56.8 million offset by the principle repayment of $10.8 million, inclusive of debt extinguishment costs, from the termination of the 2022 Loan and Security Agreement with Avenue. For additional information, see Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities of $103.3 million for the year ended December 31, 2022 was attributable to gross proceeds from the private placement financing totaling $110 million, and proceeds from the 2022 Loan and Security Agreement with Avenue of $10 million. These proceeds were offset by $10.3 million of deferred financing costs and principal repayment of $6.4 million, inclusive of debt extinguishment costs, from the termination of the 2019 Loan and Security Agreement with Silicon Valley Bank.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,874	$727	$704	$443	$—
Total	$1,874	$727	$704	$443	$—

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

We estimate the transaction price for the Terumo Agreement performance obligations based on the amount expected to be received for transferring the promised goods or services in the Terumo Agreement. The consideration includes both fixed consideration and variable consideration. At the inception of the Terumo Agreement, as well as at each reporting period, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicts the amount expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

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

We have determined that intellectual property licensed to Terumo and the research and development services to be provided through the premarket approval by the FDA for the ISR indication represent a combined performance obligation that is satisfied over time, which is currently estimated to be completed in 2029, and that the appropriate method of measuring progress for purposes of recognizing revenues relates to a proportional performance model that measures the proportional performance based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the performance obligation. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

In the year ended December 31, 2023, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $1.7 million, which resulted in a $0.05 effect on net loss per share, basic and diluted. In the year ended December 31, 2022, the impact of the changes in estimates resulted in reduction of partnership revenues of $1.0 million, which resulted in a $0.07 effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of BackBeat CNT for the treatment of HTN in patients indicated for a cardiac pacemaker. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through December 31, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

Research and Development Prepayments, Accruals and Related Expenses

We incur costs of research and development activities conducted by our third-party service providers, which include the conduct of preclinical and clinical studies. We are required to estimate our prepaid and accrued research and development costs at each reporting date. These estimates are made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with our service providers. We determine the estimates of research and development activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers, as to the progress or stage of completion of trials or services, as of the end of the reporting period, pursuant to contracts with the third parties and the agreed upon fees to be paid for such services. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by us or the services are performed. Accruals are recorded for the amounts of services provided that have not yet been invoiced.

Warrants

We evaluate our warrants to determine if the contracts qualify as liabilities in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If the warrant is determined to meet the criteria to be liability classified, the warrant liability is marked-to-market each balance sheet date and recorded as a liability, with the change in fair value recorded in our consolidated statements of operations and comprehensive loss as gain (loss) on fair value adjustment of warrant liability within other income or expense.

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

Prior to the Business Combination, valuation analyses were conducted utilizing a probability weighted expected return method, in which the probability of a public company scenario was considered via either an initial public offering or special purpose acquisition company transaction. Subsequent to the Business Combination, based on the closing price of the Common Stock on the date of grant.

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which is based on the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

●	Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. Our historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (SAB) No. 107. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.
●	Expected Volatility — The expected volatility was derived from the historical stock volatilities of comparable peer public companies within our industry that are considered to be comparable to our business over a period equivalent to the expected term of the stock-based awards, since there was no trading history of Legacy Orchestra’s common stock and limited trading history of the Company Common Stock.
●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
●	Expected Dividend Yield — The expected dividend yield is zero as neither the Company nor Legacy Orchestra has paid, and we do not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.
●	Common Stock Valuation — Prior to the Business Combination, given the absence of a public trading market for Legacy Orchestra’s common stock, Legacy Orchestra’s board of directors considered numerous subjective and objective factors to determine the best estimate of fair value of Legacy Orchestra’s common stock underlying the stock options granted to its employees and non-employees. In determining the grant date fair value of Legacy Orchestra’s common stock, Legacy Orchestra’s board considered, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Business Combination, our board of directors determines the fair value of the Company Common Stock based on the closing price of the Company Common Stock on the date of grant.

During the years ended December 31, 2023 and 2022, stock-based compensation was $7.6 million and $3.4 million, respectively. As of December 31, 2023, we had approximately $18.9 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2 years.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller company, we are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Orchestra BioMed Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchestra BioMed Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 27, 2024

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,559	$19,784
Marketable securities	56,968	63,915
Strategic investments, current portion	68	86
Accounts receivable, net	99	96
Inventory	146	276
Prepaid expenses and other current assets	1,274	533
Total current assets	89,114	84,690
Property and equipment, net	1,279	1,489
Right-of-use assets	1,555	2,187
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	769	4,711
TOTAL ASSETS	$95,212	$95,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,900	$3,968
Accrued expenses and other liabilities	5,149	5,376
Operating lease liability, current portion	649	697
Warrant liability	—	2,089
Deferred revenue, current portion	2,510	6,436
Total current liabilities	11,208	18,566
Deferred revenue, less current portion	14,923	13,103
Loan payable	—	9,490
Operating lease liability, less current portion	1,038	1,683
Other long-term liabilities	—	196
TOTAL LIABILITIES	27,169	43,038

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 35,777,412 and 20,187,850 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	4	2
Additional paid-in capital	316,903	252,274
Accumulated other comprehensive loss	(10)	(8)
Accumulated deficit	(248,854)	(199,734)
TOTAL STOCKHOLDERS’ EQUITY	68,043	52,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,212	$95,572

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue:
Partnership revenue	$2,106	$2,862
Product revenue	654	671
Total revenue	2,760	3,533
Expenses:
Cost of product revenues	186	211
Research and development	33,822	21,945
Selling, general and administrative	20,258	14,034
Total expenses	54,266	36,190
Loss from operations	(51,506)	(32,657)
Other income (expense):
Interest income, net	3,849	50
Loss on fair value adjustment of warrant liability	(294)	(1,350)
Loss on debt extinguishment	(1,151)	(682)
(Loss) gain on fair value of strategic investments	(18)	1,031
Total other income (expense)	2,386	(951)
Net loss	$(49,120)	$(33,608)
Net loss per share
Basic and diluted	$(1.48)	$(2.24)
Weighted-average shares used in computing net loss per share, basic and diluted	33,225,227	14,988,584
Comprehensive loss
Net loss	$(49,120)	$(33,608)
Unrealized loss on marketable securities	(2)	(8)
Comprehensive loss	$(49,122)	$(33,616)

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2022 (as previously reported)	12,075,976	$51,452	2,185,297	$—	$94,894	$—	$(166,126)	$(71,232)
Retroactive application of reverse capitalization (Note 3)	(12,075,976)	(51,452)	6,636,983	1	51,451	—	—	51,452
Balance, January 1, 2022 effect of Merger	—	—	8,822,280	1	146,345	—	(166,126)	(19,780)
Unrealized loss on marketable securities	—	—	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	3,375	—	—	3,375
Exercise of stock options	—	—	27,848	—	121	—	—	121
Exercise of warrants	—	—	73,238	—	79	—	—	79
Proceeds from private placement	—	—	11,255,184	1	101,632	—	—	101,633
Shares issued pursuant to consulting agreement	—	—	9,300	—	38	—	—	38
Issuance of warrants pursuant to debt financing	—	—	—	—	178	—	—	178
Other	—	—	—	—	506	—	—	506
Net loss	—	—	—	—	—	—	(33,608)	(33,608)
Balance, December 31, 2022	—	$—	20,187,850	$2	$252,274	$(8)	$(199,734)	$52,534
Effect of Merger and recapitalization (refer to Note 3)	—	—	11,422,741	1	54,301	—	—	54,302
Reclassification of Legacy Orchestra common stock warrants to stockholders’ equity	—	—	—	—	2,373	—	—	2,373
Issuance of shares in settlement of earnout	—	—	3,999,987	1	—	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	7,625	—	—	7,625
Forfeiture of restricted stock awards	—	—	(47,650)	—	—	—	—	—
Exercise of stock options	—	—	53,974	—	231	—	—	231
Exercise of warrants	—	—	160,510	—	33	—	—	33
Issuance of warrants pursuant to debt financing	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	—	(49,120)	(49,120)
Balance, December 31, 2023	—	$—	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,120)	$(33,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	222
Shares issued as compensation for consulting services	—	38
Stock-based compensation	7,625	3,375
Loss on fair value adjustment of warrant liability	294	1,350
Loss (gain) on fair value of strategic investments	18	(1,031)
Accretion and interest related to marketable securities	(3,819)	(600)
Loss on debt extinguishment	1,151	682
Non-cash lease expense	632	571
Amortization of deferred financing fees	112	163
Changes in operating assets and liabilities:
Accounts receivable	(3)	25
Inventory	131	(208)
Prepaid expenses and other assets	(781)	(439)
Accounts payable, accrued expenses and other liabilities	145	3,352
Operating lease liabilities – current and non-current	(693)	(319)
Deferred revenue	(2,106)	(2,862)
Net cash used in operating activities	(46,127)	(29,289)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(591)
Sales of marketable securities	152,797	—
Purchases of marketable securities	(142,032)	(63,323)
Purchases of strategic investments	—	(208)
Net cash provided by (used in) investing activities	10,687	(64,122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt financing, inclusive of debt extinguishment costs	(10,849)	(6,446)
Proceeds from Avenue term loan	—	10,000
Proceeds from exercise of warrants	23	79
Warrant repurchases	—	(10)
Proceeds from exercise of stock options	231	121
Effect of merger, net of transaction costs (Note 3)	56,810	—
Proceeds from private placement financing	—	109,830
Deferred financing, offering and merger costs	—	(10,317)
Net cash provided by financing activities	46,215	103,257
Net increase in cash and cash equivalents	10,775	9,846
Cash and cash equivalents, beginning of the period	19,784	9,938
Cash and cash equivalents, end of the period	$30,559	$19,784
Supplemental Disclosures of Cash Flow Information
Cash paid during the year ended December 31:
Interest	$1,119	$1,371
Non-cash financing activities:
Deferred offering and merger costs in accounts payable and accrued expenses	—	1,646
Warrants issued pursuant to private placement financing	—	620
Warrants issued pursuant to debt financing	66	178

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Liquidity

The accompanying consolidated financial statements herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of December 31, 2023, the Company had an accumulated deficit of $248.9 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of December 31, 2023, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital beyond the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s research and development programs.

2. Summary of Significant Accounting Policies

Reverse Recapitalization

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, HSAC2 is treated as the “acquired” company, and Legacy Orchestra is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Orchestra issuing stock for the net assets of HSAC2, accompanied by a recapitalization. As a result, the consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Orchestra. Additionally, the shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based the exchange ratio established in the Merger Agreement (the “Exchange Ratio”). For additional information on the Business Combination and the Exchange Ratio, see Note 3 to these audited consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, the fair value of stock-based compensation, research and development costs incurred, the fair value of the warrant liability, and the estimated costs to complete the combined performance obligation pursuant to the Terumo Agreement (Note 4).

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

The Company’s strategic investments consist of equity investments in common stock of Motus GI Holdings, Inc. (“Motus GI”), a publicly-held company and related party, and preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The Company classifies strategic investments on its balance sheet as current assets if the assets are available for use for current operations, and the Company does not have a specific plan to hold the investments for a certain duration of time. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. Therefore, the Company categorized the investments as current assets. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of December 31, 2023 and 2022, the carrying value of the investments in Vivasure was $2.5 million.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of December 31, 2023 and 2022, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of December 31, 2023 and 2022, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Warrants

The Company evaluates its warrants to determine if the contracts qualify as liabilities in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). If the warrant is determined to meet the criteria to be liability classified, the warrant liability is marked-to-market each balance sheet date and recorded as a liability, with the change in fair value recorded in the Company’s consolidated statements of operations and comprehensive loss as gain (loss) on fair value adjustment of warrant liability within other income or expense.

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

Under the requirements of ASU 2018-07, the Company accounts for stock-based compensation to nonemployees under the fair value method, which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date) and recognized in the Company’s consolidated statements of operations and comprehensive loss over the requisite service period. The Company accounts for forfeitures of stock-based awards as they occur.

Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. Since the

Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (Note 3), unvested restricted stock awards and restricted stock units. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares (as defined in Note 3)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At December 31, 2023 and 2022, the Company recorded a full valuation allowance on its deferred tax assets.

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense as applicable.

Deferred Offering and Merger Costs

Offering and merger costs, consisting of legal, accounting, printer and filing fees were deferred to be offset against proceeds received when the Business Combination was completed. As of December 31, 2022, there were $4.0 million of deferred transaction costs included in deposits and other assets on the accompanying consolidated balance sheet. Upon the close of the Business Combination, these deferred costs were recorded against net proceeds in additional paid-in capital. For further discussion on the Business Combination, see Note 3.

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the year ended December 31, 2023, the Company made $346,000 in contributions under this safe harbor 401(k) Plan.

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

New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. During 2018 and 2019, the FASB also issued subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

The following table reconciles the elements of the Business Combination to the Company’s consolidated statements of stockholders’ equity (deficit) (in thousands):

Amount
Cash – HSAC2’s trust (net of redemption)	$51,915
Cash – Backstop Agreement	18,085
Gross proceeds	70,000
Less: HSAC2 and Legacy Orchestra transaction costs paid	(15,698)
Effect of Business Combination, net of redemptions and transaction costs	$54,302

The $54.3 million above differs from the $56.8 million effect of the Business Combination on the consolidated statements of cash flows, due to $2.5 million of transaction costs paid by Legacy Orchestra in 2022.

4. Terumo Agreement

In June 2019, Legacy Orchestra entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications. Under the Terumo Agreement, Legacy Orchestra received an upfront payment of $30 million and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing. The Company was initially eligible to receive up to $65 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the issuance date of these financial statements, the target achievement date for two $5 million milestone payments has already passed. In addition, due to delays in the Company’s Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $25 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, the Company and Terumo have been negotiating for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. The Company has delayed initiation of its Virtue ISR-US pivotal study, for which it secured conditional IDE approval from the FDA on August 8, 2023, until such time as the Company and Terumo restructures the Terumo Agreement in a manner that provides the Company with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we and Terumo are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from our clinical steering committee for Virtue SAB. If negotiations are not completed to the Company’s satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of December 31, 2023 and 2022, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the years ended December 31, 2023 and 2022:

Deferred Revenue – January 1, 2022 (in thousands)	$22,401
Revenue recognized	(2,862)
Deferred Revenue – December 31, 2022	$19,539
Revenue recognized	(2,106)
Deferred Revenue – December 31, 2023	$17,433

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of December 31, 2023. The Company expects to recognize approximately $2.5 million of its deferred revenue during the next twelve months and recognize the remaining approximately $14.9 million through the remainder of the performance period, which is currently estimated to be completed in 2029 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the years ended December 31, 2023 and 2022, the expenses incurred related to the Terumo Agreement were approximately $15.4 million and $14.3 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 14% as of December 31, 2023, as compared to the estimates as of December 31, 2022, and increased by approximately 10% as of December 31, 2022, as compared to the estimates as of December 31, 2021. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a reduction of partnership revenues of $1.7 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share, basic and diluted, for the years ended December 31, 2023 and 2022 was an increase of $0.05 and $0.07, respectively.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through December 31, 2023, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the years ended December 31, 2023 and 2022, the Company incurred approximately $4.2 million and $1.7 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $1.6 million and $1.7 million, respectively, is included within accounts payable and accrued expenses in the Company’s December 31, 2023 and 2022 consolidated balance sheets.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through December 31, 2023, there have been no amounts recognized as revenue under the Medtronic Agreement.

6. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$27,592	$—	$—	$27,592
Investment in Motus GI (see Note 7)	68	—	—	68
Marketable securities (Corporate and Government debt securities)	—	56,968	—	56,968
Total assets	$27,660	$56,968	$—	$84,628

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$18,564	$—	$—	$18,564
Investment in Motus GI (see Note 7)	86	—	—	86
Marketable securities (Corporate and Government debt securities)	—	63,915	—	63,915
Total assets	$18,650	$63,915	$—	$82,565
Liabilities:
Warrant liability (see Note 10)	$—	$—	$2,089	$2,089
Total liabilities	$—	$—	$2,089	$2,089

The Level 2 assets consist of government and corporate debt securities which are valued using market observable inputs, including the current interest rate and other characteristics for similar types of investments, whose fair value may not represent actual transactions of identical securities. There were no transfers between Levels 1, 2 or 3 for the periods presented.

Prior to the closing of the Business Combination, the Company’s warrant liability was measured at fair value on a recurring basis using unobservable inputs and were classified as Level 3 inputs, and any change in fair value was recognized as change in fair value of warrant liability in the Company’s consolidated statements of operations and comprehensive loss. As of the Closing Date, all Legacy Orchestra liability classified warrants were reclassified to equity.

Refer to Note 10 for the valuation technique and assumptions used in estimating the fair value of the warrants and discussion on the change in classification.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

Warrant
Liability
Balance—December 31, 2022	$2,089
Warrants exercised prior to the Business Combination	(10)
Change in fair value of warrants	294
Warrants reclassified to equity	(2,373)
Balance—December 31, 2023	$—

7. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$8,655	$—	$(8)	$8,647
Government debt securities	48,323	7	(9)	48,321
Total	$56,978	$7	$(17)	$56,968

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$52,242	$7	$—	$52,249
Government debt securities	11,681	—	(15)	11,666
Total	$63,923	$7	$(15)	$63,915

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates.  As of December 31, 2023, the Company’s marketable securities had maturities of less than 12 months.

For the year ended December 31, 2023, the Company recognized realized losses on its marketable securities of $102,000. For the year ended December 31, 2022, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company values the Motus GI investment by measuring fair value using the listed share price on the Nasdaq Capital Market on each valuation date.

Aggregate losses of $18,000 and $0.9 million during the years ended December 31, 2023 and 2022, respectively, were recorded to adjust the strategic investments in equity securities of Motus GI to its fair value of $68,000 at December 31, 2023 and $86,000 at December 31, 2022, which is classified as strategic investments within current assets on the accompanying consolidated balance sheet. On September 12, 2023, the Company entered into an agreement with Motus GI to exchange previously held royalty certificates, which had a de minimis carrying value, for 701,522 additional shares of Motus GI common stock resulting in a gain of $349,000.

The Company’s long-term strategic investments as of December 31, 2023 represent investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the years ended December 31, 2023 or 2022 related to these investments.

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

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Equipment	$1,777	$1,712
Office furniture	343	364
Leasehold improvements	203	191
Property and equipment, gross	2,323	2,267
Less accumulated depreciation and amortization	(1,044)	(778)
Total Property and equipment, net	$1,279	$1,489

Depreciation and amortization expense was $287,000 and $222,000 for the years ended December 31, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Accrued compensation	$2,661	$2,480
Clinical trial accruals	1,409	1,003
Other accrued expenses	1,079	1,893
Total accrued expenses	$5,149	$5,376

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of December 31, 2023, no shares of preferred stock were outstanding.

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

Avenue Warrants

On October 6, 2023, the Company issued equity-classified warrants (the “Avenue Warrants”) to purchase 27,707 shares of Company Common Stock at an exercise price of $7.67 per share in lieu of a cash payment of approximately $212,500 to Avenue Venture Opportunities Fund, L.P. (“Avenue I”) and Avenue Venture Opportunities Fund II, L.P. (“Avenue II,” and, collectively with Avenue I, “Avenue”). The warrants were issued to settle certain fees related to the termination and repayment of the loan and security agreement with Avenue (the “2022 Loan and Security Agreement”). As of October 6, 2023, the Company valued the Avenue Warrants using the Black-Scholes option-pricing model and determined the fair value at $66,000. The key inputs to the valuation model included the annualized volatility of 42.0% and a risk-free rate of 4.98%.

Assumed Legacy Orchestra Warrants

Prior to the close of the Business Combination, the majority of Legacy Orchestra’s warrants (the “Legacy Orchestra Warrants”) were required to be accounted for as liabilities as certain features within the warrant agreements contained features that were not considered “fixed for fixed” pursuant to ASC 815, and therefore, the fair value of the warrant liability was marked-to-market at each balance sheet date, with the change in fair value recorded in the Company’s consolidated statements of operations and comprehensive loss within other income (expense). Upon the close of the Business Combination, all liability classified Legacy Orchestra Warrants became equity classified on that date, as the warrant agreements became “fixed for fixed.” As a result, the warrant liability was fair valued and adjusted from $2.1 million as of December 31, 2022 to $2.4 million as of January 26, 2023, and then subsequently reclassified into stockholders’ equity. In addition, Legacy Orchestra also had outstanding other equity classified warrants recorded within additional paid-in capital at the time of issuance at fair value that were not subject to subsequent remeasurement.

The Company calculates the fair value of the outstanding warrant liability at each reporting date by estimating the equity value of the Company, and then utilizing option pricing models to allocate the total equity value to the shares and warrants outstanding. The inputs used in the valuation models for the Company’s warrant liability are as follows:

Period from
January 1, 2023
	to January 26, 2023	December 31, 2022
Expected volatility	44 – 49%	45 – 47%
Risk-free interest rate	3.60 – 4.80%	4.00 – 4.30%
Remaining term in years	0.35 – 5.00	0.14 – 5.07
Exercise price of common warrants	$1.08 – $30.11	$1.08 – $30.11
Exercise price of Legacy preferred warrants	—	—
Common stock price	$10.63	$9.72
Legacy preferred stock price	—	—
Expected dividend yield	0%	0%

The Company’s warrant liability related to Legacy Orchestra warrant activity rollforward is as follows, with the warrants having been converted to reflect the effect of the Merger:

	Preferred	Common
(in thousands, except share data)	Warrants	Warrants	Amount
Balance December 31, 2021	206,997	1,189,162	$635
Exercise of warrants	—	(73,237)	(171)
Forfeiture of warrants	—	(4,650)	(38)
Issuance of warrants related to Legacy Orchestra preferred stock financing	—	159,965	620
Amendments of existing warrants	(206,997)	206,997	810
Other	—	(151,163)	(345)
Change in the fair value of warrants	—	—	578
Balance December 31, 2022	—	1,327,074	$2,089
Warrants exercised prior to the business combination	—	(1,163)	(10)
Change in fair value of warrants as of January 26, 2023	—	—	294
Warrants reclassified to equity	—	(1,325,911)	(2,373)
Balance December 31, 2023	—	—	$—

Private Warrants, Avenue Warrants and Assumed Legacy Orchestra Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of December 31, 2023 and 2022:

	Number of Shares
	December 31,	December 31,	Exercise
	2023	2022	Price	Term
Liability-classified Warrants
Legacy Orchestra Warrants	—	1,327,074	$1.08 – $30.11	0.10 – 4.50

Equity-classified Warrants
Legacy Orchestra Warrants	507,841	250,000	$1.08 – $30.11	0.10 – 8.75
Avenue Warrants (Note 15)	27,707	—	$7.67	2.50
Private Warrants Held by Sponsor	750,000	1,500,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees (Note 11)	660,000	—	$11.50	4.32
	1,945,548	1,750,000
Total Outstanding	1,945,548	3,077,074

11. Stock-Based Compensation

As of December 31, 2023, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

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

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Effective Time, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of December 31, 2023, 1,241,190 remaining shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year.

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

Total stock-based compensation related to option issuances was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$1,745	$398
Selling, general and administrative	2,194	2,704
Total stock-based compensation	$3,939	$3,102

As of December 31, 2023, there was approximately $6.4 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of three years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$547	$—
Selling, general and administrative	2,156	273
Total stock-based compensation	$2,703	$273

As of December 31, 2023, there was approximately $10.3 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately two years.

As previously discussed in Note 3 and Note 10, pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, the Company issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing. The estimated grant-date fair value of these warrant awards issued concurrent with the close of the Business Combination was calculated using the Black-Scholes option pricing model. Assumptions used were an expected term (in years) of 5.00, expected volatility of 50%, risk-free interest rate of 3.54%, expected dividend yield of 0%, and fair value of common stock of $10.63. During the year ended December 31, 2023, 90,000 of these warrants were forfeited resulting in a remaining 660,000 warrants outstanding.

Total stock-based compensation related to warrants was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$448	$—
Selling, general and administrative	535	—
Total stock-based compensation	$983	$—

As of December 31, 2023, there was approximately $2.2 million of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately three years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2018 Plan and the 2023 Plan:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2023	7,868,448	3.51	8.35	—
Retroactive application of Reverse Recapitalization (Note 3)	(4,209,620)	4.05	—	—
Outstanding at January 1, 2023, effect of Merger	3,658,828	7.56	8.35	—
Granted	1,089,875	8.18	—	—
Exercised	(53,974)	4.29	—	—
Forfeited/canceled	(255,861)	9.02	—	—
Outstanding December 31, 2023	4,438,868	7.72	7.70	$8,186
Exercisable at December 31, 2023	2,682,749	7.19	6.83	$6,348

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

Restricted Stock
Awards/Units
Outstanding
Outstanding January 1, 2023	158,589
Granted	1,695,222
Vested	(80,790)
Forfeited/canceled	(71,813)
Outstanding December 31, 2023	1,701,208

During the year ended December 31, 2023, the Company granted 1,695,222 restricted stock units at a weighted-average grant date fair value of $7.42, all of which were service-based restricted stock awards. No performance-based restricted stock awards were granted in the year ended December 31, 2023.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	6.12	6.00
Expected volatility	44% - 50%	50%
Risk-free interest rate	3.88%	3.01%
Expected dividend yield	0%	0%
Fair value of common stock	$8.18	$9.72

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

Operating cash flow supplemental information for the year ended December 31, 2023:

Cash paid for amounts included in the present value of operating lease liabilities was $898,000 during the year ended December 31, 2023 compared to $702,000 during the year ended December 31, 2022.

As of December 31, 2023:
Weighted average remaining lease term – operating leases, in years	3.49
Weighted average discount rate – operating leases	6.25%

Operating Leases

Rent/lease expense for office and lab space was approximately $835,000 and $735,000 for the year ended December 31, 2023 and 2022, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of December 31, 2023:

Operating
Leases
Year ending December 31:	(in thousands)
2024	$727
2025	352
2026	352
2027	352
2028	91
Thereafter	—
Total future minimum lease payments	$1,874
Imputed interest	(187)
Total liability	$1,687

13. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2023 and 2022.

The change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $13.7 million and $8.8 million, respectively.

In general, the U.S. Federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2018 to present. However, if the Company claims net operating loss (“NOL”) carryforwards from years prior to 2018 against future taxable income, the tax returns pertaining to those losses may be examined by the taxing authorities.

The components of the deferred tax assets are as follows.

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryovers – Federal	$28,377	$22,798
Net operating loss carryovers – State	5,833	4,811
Unrealized loss on equity securities	3,101	2,913
Research and development credits	5,065	3,149
Loss on impairment of strategic investments	1,213	1,177
Research and experimental costs	9,369	4,973
Other	2,469	1,478
Lease liability	459	629
Deferred revenue	4,748	5,166
Total deferred tax assets	60,634	47,094
Less: valuation allowance	(60,126)	(46,457)
Total deferred tax assets	508	637

Deferred tax liabilities
Right-of-use asset	(424)	(578)
Depreciation and amortization	(84)	(59)
Total deferred tax liabilities	(508)	(637)
Total net deferred tax asset	$—	$—

The reconciliation of the statutory federal income tax to the Company’s effective tax is as follows.

	December 31,
	2023	2022
Income tax benefit at federal statutory rate	21.0%	21.0%
State and local income tax (net of Federal benefit)	5.2%	4.8%
Permanent items	(0.2)%	(0.9)%
Research and development credits	4.8%	3.1%
Research and development, uncertain tax positions	(0.9)%	(0.6)%
Change in valuation allowance	(27.8)%	(26.2)%
Effect of rate changes	0.2%	(1.2)%
Sec 162(m)	(2.3)%	—%
True-ups	—%	—%
Other	—%	—%
Effective tax rate	—%	—%

The Company had approximately $135.1 million and $113.5 million of gross NOL carryforwards (Federal and state, respectively) and approximately $6.1 million of Federal research and development tax credits, respectively, as of December 31, 2023, after applying Section 382 and Section 383 limitations. The federal net operating losses for years ending on or before December 31, 2017 start to expire from 2027 to 2037. The federal net operating losses generated after the year ended December 31, 2017 have an indefinite carryforward period, subject to 80% taxable income limitation on an annual basis. Certain state net operating losses start to expire in 2027, and certain states have an indefinite carryforward period. The federal research and development (“R&D”) tax credit starts to expire from 2028 to 2043.

The NOL carryforwards and R&D tax credits are available to reduce future taxable income. However, Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards and R&D tax credits available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in the ownership interest of significant stockholders in excess of 50% over a three-year period, the amount of the NOL carryforwards and R&D tax credits that the Company may utilize in any one year may be limited. In 2019, the Company completed Section 382 and Section 383 studies. As a result of these studies, the federal net operating loss and federal R&D tax credit carryforwards were reduced to reflect the amounts that are estimated to not be limited under the provisions of Sections 382 and 383. In 2023, the Company performed an updated analysis of the impact of ownership changes on federal net operating loss carryforwards and R&D tax credits for Sections 382 and 383 and determined no adjustments were required to previously recorded limitation amounts.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and experimental expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize these expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based research and experimental activities must be amortized over five years and costs for foreign research and experimental activities must be amortized over 15 years—both using a midyear convention. During the years ended December 31, 2023  and 2022, the Company recorded a deferred tax asset of $9.4 million and $5.0 million, respectively, for such costs.

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, the Company has provided a 100% valuation allowance on its net deferred tax assets as of December 31, 2023 and 2022.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits.

	December 31,
(in thousands)	2023	2022
Unrecognized tax benefits
Unrecognized tax benefits at the beginning of the period	$775	$572
Additions due to current year activity	442	203
Other reductions	—	—
Unrecognized tax benefits at the end of the period	$1,217	$775

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $1.2 million and $775,000 at December 31, 2023 and 2022, respectively. It is not anticipated that the balance of unrecognized tax benefits at December 31, 2023 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above are recorded on the balance sheet as a reduction to the related deferred tax asset in accordance with ASU 2013-11.

The Company’s policy is to recognize interest accrued and, if applicable penalties related to unrecognized tax benefits in income tax expense for all periods presented. No interest or penalties were recognized during 2023 or 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. These changes do not have a material impact on our provision for income taxes or financial statements.

14. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during 2023 and 2022:

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

15. Debt Financing

In June 2022, Legacy Orchestra entered into 2022 Loan and Security Agreement. The terms of the 2022 Loan and Security Agreement included a term loan of up to $20 million available in two tranches with the first tranche of $10 million that was drawn at closing in June of 2022, and a second tranche of $10 million available at closing of the Legacy Orchestra Series D-2 Preferred Stock financing which was not drawn. Additionally, the Company may have had access to a third tranche of $30 million subject to certain financing milestones. The term loan was scheduled to mature on June 1, 2026. In addition, the lender had the right, at its discretion, but not the obligation, to convert any portion of the outstanding principal amount of the loans up to $5 million into shares of Company Common Stock at a price per share equal to $12.00 (the “Conversion Option”), subject to adjustment; provided, however, the Conversion Option shall not be exercised by lender during the six (6) month period after completion of the Business Combination.

Pursuant to the terms of the 2022 Loan and Security Agreement, Legacy Orchestra issued Avenue warrants that will be exercisable for 100,000 shares of Company Common Stock, and the estimated fair value of the warrants of $178,000 was recorded as debt discount on the date of issuance and was being amortized to interest expense over the term of the 2022 Loan and Security Agreement. In addition, other financing costs totaling $405,000 were also recorded as debt discount and were being amortized to interest expense over the term of the facility.

The term loan accrued interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 6.45%. The repayment terms of the loan included monthly payments over a 4-year period, consisting of an initial 2-year interest-only period, followed by 24 monthly principal payments of $417,000 plus interest. In addition, there was a final payment equal to 4.25% of the initial commitment amount of $20 million, which was accrued over the term of the loan using the effective-interest method.

Concurrent with the closing of the 2022 Loan and Security Agreement, Legacy Orchestra terminated and repaid an existing 2019 Loan and Security Agreement with Silicon Valley Bank (the “2019 Loan and Security Agreement”), which resulted in a loss on extinguishment of $682,000. Pursuant to the terms of the 2019 Loan and Security Agreement, Legacy Orchestra issued Silicon Valley Bank a warrant that, to the extent Legacy Orchestra made draws on the 2019 Loan and Security Agreement, was exercisable for a number of shares of Legacy Orchestra Common Stock equal to 2% of the amount drawn divided by the exercise price of $1.33 per share of Legacy Orchestra Common Stock. As a result of the draw in December of 2020, Legacy Orchestra issued 150,000 Legacy Orchestra Common Stock warrants to Silicon Valley Bank, and the estimated fair value of the warrants of $544,000 was recorded as debt discount on the date of issuance and was being amortized to interest expense over the term of the credit facility. These warrants have been exercised and are no longer outstanding. The 2019 Loan and Security Agreement accrued interest at a floating per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 1.00% or (ii) 6.25%. In addition, there was a final payment equal to 8.25% of the original aggregate principal amount which accrued over the term of the loan using the effective-interest method.

Total interest expense recorded on these facilities during the year ended December 31, 2023 and December 31, 2022 was approximately $1.4 million and $1.3 million, respectively.

On October 6, 2023, the Company terminated and repaid the 2022 Loan and Security Agreement in an aggregate amount of $10.9 million (the “Payoff Amount”), which resulted in a loss on extinguishment of approximately $1.2 million. The Payoff Amount includes $10 million of principal and approximately $849,000 of net interest, prepayment fees, and legal fees. The Company issued warrants to purchase 27,707 shares of Company Common Stock at an exercise price of $7.67 as part of the Payoff Amount. The Company valued the Avenue Warrants using the Black-Scholes option-pricing model and determined the fair value at $66,000.

16. Net Loss Per Share

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the year ended December 31, 2023 and 2022, as their effect is anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options	4,438,868	3,658,828
Company common stock warrants	1,945,548	3,077,074
Unvested restricted stock awards	1,701,208	158,589
Forfeitable shares	500,000	—
Earnout consideration	4,000,000	—
Total	12,585,624	6,894,491

17. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2023, our internal controls over financial reporting were effective based upon those criteria.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Director Appointment

On March 26, 2024, the Board elected Mr. David Pacitti to serve as a Class II director, effective immediately. Mr. Pacitti will fill the vacancy created by Mr. Geoffrey Smith’s resignation as a Class II director of the Board. Mr. Pacitti was also appointed to serve as a member of each of the Company’s Audit Committee and Compensation Committee on March 26, 2024.

For a description of Mr. Pacitti’s business experience, please see the information under the heading “Non-Executive Directors—David Pacitti” in Item 10 of this Annual Report on Form 10-K.

The selection of Mr. Pacitti to serve as a director of the Company was not pursuant to any arrangement or understanding with any other person. There are no family relationships between Mr. Pacitti and any director or executive officer of the Company, and there are no transactions between Mr. Pacitti and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

For his service as a director, Mr. Pacitti will be entitled to receive the compensation for non-employee directors described under the heading “Director Compensation Policy” in Item 11 of this Annual Report on Form 10-K. Mr. Pacitti has also entered into our standard form indemnification agreement, the form of which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023.

Item 9C. Disclosure Regarding Foreign Jursidictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our directors, executive officers and certain key executives. For biographical information concerning the directors, executive officers and key executives, see below.

Name	Age(1)	Position
Executive Officers and Directors
David P. Hochman	48	Chief Executive Officer, Chairman of the Board and Director
Darren R. Sherman	52	President, Chief Operating Officer and Director
Yuval Mika, Ph.D.	65	General Manager and Chief Technology Officer, Bioelectronic Therapies
George Papandreou, Ph.D.	59	General Manager and Senior Vice President, Focal Therapies
Andrew L. Taylor	53	Chief Financial Officer
William R. Little	53	Executive Vice President, Corporate Development & Strategy
Non-Executive Directors
Jason Aryeh(2)(4)	55	Director
Pamela A. Connealy(2)	62	Director
Eric S. Fain, M.D.(3)(4)	63	Lead Director
David Pacitti	58	Director
Eric A. Rose, M.D.(3)(4)	73	Director

(1) As of March 15, 2024.

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Member of Nominating and Corporate Governance Committee

Executive Officers

David P. Hochman — Chief Executive Officer, Chairman of the Board and Director

Mr. Hochman has served as the Chairman of our Board and as our Chief Executive Officer since the closing of the Business Combination in January 2023. From May 2018 to the closing of the Business Combination, he served as Legacy Orchestra’s Chief Executive Officer and Chairman of the Legacy Orchestra board of directors (“Legacy Orchestra Board”). He also co-founded Legacy Orchestra and its predecessors, which predecessors are now our wholly-owned subsidiaries, Caliber, BackBeat and FreeHold. Mr. Hochman served as a member of the boards of directors of Caliber, FreeHold and BackBeat from December 2008, December 2010 and June 2010, respectively, until November 2018. He also served as BackBeat’s President from its inception in June 2010 until May 2018. Mr. Hochman has served as a board observer of Vivasure since 2019. Mr. Hochman has over 25 years of healthcare entrepreneurial, venture capital and investment banking experience. From 2006 until December 2019, he co-founded and was Managing Partner of Orchestra Medical Ventures, LLC (“OMV”), a medical technology venture capital firm. Funds managed by OMV were stockholders of Orchestra prior to their dissolution. From December 2009 to until its purchase by Legacy Orchestra in December 2019, Mr. Hochman served as President and a board member of Accelerated Technologies, Inc., a medical device accelerator company managed by OMV that helped create the concepts for BackBeat CNT, Virtue SAB, FreeHold Devices, the Pure-Vu system, PerQSeal. From December 2016 to September 2023, Mr. Hochman served as a member of the board of directors of Motus GI (Nasdaq: MOTS), a Nasdaq-listed medical technology company in which Orchestra has a strategic investment, from December 2016 to September 2023 and as its Chairman of the Board from December 2016 to April 2023. From December 2013 until September 2020, Mr. Hochman was a co-founder and board member of Corbus Pharmaceuticals Holdings, Inc. (Nasdaq: CRBP), a Nasdaq-listed clinical stage biopharmaceutical company. Prior to co-founding OMV, Mr. Hochman was Chief Executive Officer of Spencer Trask Edison Partners, LLC, an investment partnership focused on early stage healthcare companies, from 2002 to 2006. He was also Managing Director of private equity firm Spencer Trask Ventures, Inc. from 2000 to 2006, during which time he led financing transactions for over twenty early-stage companies raising over $420.0 million. From 1999 to 2006, Mr. Hochman was a board advisor of Health Dialog Services Corporation, a leader in collaborative healthcare management that was acquired in 2008 by the British United Provident Association for $750.0 million. From 2005 to 2007, he was a co-founder and board member of PROLOR Biotech, Inc., a formerly NYSE-listed biopharmaceutical company developing longer lasting versions of approved therapeutic proteins, which was purchased by Opko Health, Inc. in 2013 for over $600.0 million. He currently serves as President and a board member of the Mollie Parnis Livingston Foundation. He earned a B.A. with honors from the University of Michigan.

We believe that Mr. Hochman’s role as a co-founder of Legacy Orchestra’s predecessors and founder of Legacy Orchestra, his experience in healthcare innovation and venture capital, his leadership at other companies, including publicly-traded medical technology and biotechnology companies, his financial experience, and his extensive knowledge of our business based on his years as Chief Executive Officer provide him with the qualifications and skills to serve on our Board.

Darren R. Sherman — President, Chief Operating Officer, Director and Founder

Mr. Sherman has served as President and Chief Operating Officer and a member of our Board since the closing of the Business Combination in January 2023. From May 2018 to the closing of the Business Combination, he served as Legacy Orchestra’s President and Chief Operating Officer and a member of the Legacy Orchestra Board. He also co-founded Legacy Orchestra and its predecessors, which predecessors are now our wholly-owned subsidiaries, Caliber, BackBeat and FreeHold. Mr. Sherman served as Chief Executive Officer of Caliber from 2009 to May 2018 and as Chief Executive Officer and President of FreeHold from 2012 to May 2018. He also served as a board member of Caliber, FreeHold and BackBeat from 2009, 2012 and 2010, respectively, until November 2018. From 2009 until December 2019, Mr. Sherman was Managing Partner of OMV, a medical technology venture capital firm. Funds managed by OMV were stockholders of Legacy Orchestra prior to their dissolution. From 2009 to December 2019, Mr. Sherman also served as Chief Technical Officer of Accelerated Technologies, Inc., a medical device accelerator company managed by OMV that Orchestra acquired in December 2019. Mr. Sherman has over 25 years of management and entrepreneurial experience in the medical technology industry spanning interventional cardiology, cardiac electrophysiology, sudden cardiac death, stroke, surgery, GI, and neurovascular therapies. From 2009 until August 2016, he served on the board of directors of Vivasure, in which Orchestra holds a strategic investment. He served as a director of Motus GI (Nasdaq: MOTS), a Nasdaq-listed medical technology company that Orchestra also has a strategic holding in, from December 2016 to September 2023. Prior to joining OMV, from February 2002 until March 2008, Mr. Sherman held various positions in executive management for Cordis Neurovascular, a Johnson & Johnson company that focused on leveraging technology into applications for the brain, including Executive Director of Research & Development and Director of Strategic Marketing. From January 1997 until February 2002, Mr. Sherman played an integral role in the formation and development of Revivant Corp., a company that designed, manufactured, and marketed AutoPulse and medical devices that automate cardiopulmonary resuscitation, prior to its acquisition by Zoll Medical Corporation, while working with Thomas J. Fogarty, M.D. at Fogarty Engineering Inc. From January 1995 until January 1997, Mr. Sherman held positions in research and development for Cardiac Pathways Corp., which manufactured minimally-invasive systems used to diagnose and treat cardiac tachyarrhythmias prior to its acquisition by Boston Scientific. Prior to Cardiac Pathways Corp., he worked at Baxter Healthcare, a healthcare company specializing in medical devices, pharmaceuticals and biotechnology. Mr. Sherman has authored more than 85 U.S. patents with an additional 100+ published applications. He earned a B.S. in Bioengineering from the University of California, San Diego.

We believe that Mr. Sherman’s role as a co-founder of Legacy Orchestra’s predecessors and founder of Legacy Orchestra, his experience in medical device innovation, his leadership at other companies, including medical technology companies, his product development experience, and his extensive knowledge of our business provide him with the qualifications and skills to serve on our Board.

Yuval Mika, Ph.D. — General Manager and Chief Technology Officer, Bioelectronic Therapies

Dr. Mika has served as the General Manager and Chief Technology Officer of our Bioelectronic Therapies group since January 2023. Prior to that, he served in the same role at Legacy Orchestra since May 2018. Between June 2011 and May 2018, Dr. Mika served as the Chief Executive Officer of BackBeat, one of Legacy Orchestra’s predecessors and now a wholly-owned subsidiary, and previously served as a consultant to BackBeat from February 2010 to June 2011. He was one of the founders of BackBeat and the leader in the development of BackBeat Cardiac Neuromodulation Therapy from concept and design through preclinical and clinical work demonstrating the effect of the therapy in lowering blood pressure. Dr. Mika has over 25 years of experience in the medical device industry, bringing technologies from concept to commercialization. He has managed the development of active implantable devices for the treatment of major diseases, including heart failure, obesity and diabetes. Dr. Mika started his career in 1992 as a leading researcher at Carmel Biotechnology Ltd. in Israel (later called Carmel Biosensors), a developer of diagnostics of diabetes, where he developed an implantable biosensor for continued measurement of glucose. In 1996, Dr. Mika became the Chief Scientist and one of the founders of Impulse Dynamics, a medical device company developing an implantable cardiac stimulator for the treatment of heart failure. In 1998, Dr. Mika became Impulse Dynamics’ Vice President of Research and Development and was responsible for the development as well as preclinical and clinical evaluation of the company’s implantable system. Dr. Mika was part of the team that secured an option agreement, receiving $250.0 million in cash from Johnson & Johnson and Guidant Corporation for the option to acquire Impulse Dynamics’ technology. In 2001, Dr. Mika was appointed the General Manager of Impulse Dynamics and managed the initial clinical studies of the company and the CE approval of its device and cardiac contractility modulation therapy in Europe. In 2005, Dr. Mika was appointed as the Chief Operating Officer and acting Chief Executive Officer of Impulse Dynamics, leading the company’s large-scale randomized studies in Europe and its IDE study in the United States, obtaining high value Diagnosis Related Group reimbursement to the system in Europe, reimbursement codes for the system in the United States and initiating the commercialization of the system in Europe. In 2003, Dr. Mika led the development of a bioelectrical therapy for the treatment of obesity and diabetes based on the concept of impulse dynamics therapy. This led to the formation of MetaCure, a developer of implantable devices for the treatment of obesity and diabetes. Dr. Mika served as MetaCure’s Chief Operating Officer in 2005 and was the Chief Scientist of MetaCure until 2007. Dr. Mika earned a B.Sc in electrical engineering and a D.Sc in biophysics from the Technion — Israel Institute of Technology.

George Papandreou, Ph.D. — General Manager and Senior Vice President, Focal Therapies

Dr. Papandreou has served as the General Manager and Senior Vice President, of our Focal Therapies group since March 2023. Prior to that, he served as the Senior Vice President of Quality for Legacy Orchestra since July 2021. Dr. Papandreou is a global organizational leader with over 25 years in research and development, quality assurance, regulatory and general management experience. Between January 2012 and July 2021, he held positions of increased responsibilities at C.R. Bard/Becton Dickinson, including Vice President and Scientific Advisor, Vice President and Site Leader, Vice President Quality and Regulatory, and Vice President Quality. Prior to that, Dr. Papandreou worked for 17 years at Cordis Corporation, a Johnson & Johnson company, where he started as a Staff Scientist and completed his tenure as Senior Research Fellow with oversight for a team developing novel formulations for drug/device combination products. Dr. Papandreou holds a B.S. in Chemistry from the University of Athens, Athens, Greece and a Ph.D. in Organic Chemistry from Cornell University, Ithaca, New York.

Andrew L. Taylor — Chief Financial Officer

Mr. Taylor has served as our Chief Financial Officer since June 2023. Prior to joining, Mr. Taylor served as Chief Financial Officer of Motus GI (Nasdaq: MOTS) from August 2017 until June 2023. Motus GI is a medical device company that provides solutions to address unmet needs in GI endoscopy. While at Motus GI, Mr. Taylor oversaw the financial operations in the United States and Israel, including all public company filings, reporting and compliance matters, financial planning and analysis, and capital raising activities. Mr. Taylor served as the CFO and President of Avertix Medical, Inc. (f/k/a Angel Medical Systems, Inc.) from 2007 until 2017 and has served on the board of directors of Avertix Medical since 2017. Avertix Medical is a medical device company that develops and manufactures ischemia monitoring and alerting systems. While at Avertix Medical, Mr. Taylor supervised the finance and accounting teams in the United States and Brazil, and managed the financial reporting, forecasting, fundraising and licensing efforts. From 2005 to 2007, Mr. Taylor was a Practice Leader for AC Lordi Consulting (now part of BDO USA, LLP), where he oversaw staff providing CFO and Controller consulting services. Prior to that, Mr. Taylor was the CFO of Safe3w, Inc. from 2001 to 2005 until its acquisition by iPass, Inc., where he led all accounting and finance functions as well as the fundraising efforts, and negotiated the sale of the company. From 1999 to 2001, Mr. Taylor served as the Vice President of Finance and Administration of Abridge, Inc., where he developed and managed processes for budgeting, reporting and treasury management. Prior to that, Mr. Taylor was a Senior Finance Associate at Delta Air Lines (NYSE: DAL), from 1998 to 1999. Mr. Taylor earned a B.A. in Political Science and Economics at McGill University and his MBA in Finance at Northeastern University, and is a CFA Program Level II Candidate.

On December 31, 2018, Angel Medical Systems, Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On February 11, 2019, the conditions of the Chapter 11 Plan of Reorganization (the “Bankruptcy Plan”) for Angel Medical Systems, Inc. were confirmed by the Bankruptcy Court. On March 29, 2019, the Bankruptcy Plan became effective and Angel Medical Systems, Inc. emerged from its Chapter 11 reorganization as a private company.

William R. Little — Executive Vice President, Corporate Development & Strategy

Mr. Little has served as our Executive Vice President, Corporate Development & Strategy since June 2023. Prior to joining, Mr. Little served as Chief Operating Officer of Neovasc Inc. from November 2019 until its acquisition by Shockwave Medical, Inc. in April 2023. Mr. Little is an accomplished global marketing executive with more than two decades of experience in the medical device and technology spaces, specializing in interventional cardiology and structural heart disease. Prior to Neovasc, Mr. Little served as Head of Customer and New Market Insights and Divisional Vice President of Global Marketing for Abbott Laboratories (“Abbott”) from January 2012 through November 2019, where he led strategy for the company’s $3 billion vascular business unit. He also led organizational integration during Abbott’s $30 billion merger with St. Jude Medical, providing U.S. sales leadership for a 300-strong commercial field team. Prior to Abbott, Mr. Little was Vice President, Global Marketing at C.R. Bard, Inc. now part of Becton Dickinson, where he executed on a marketing strategy for the company’s $600 million peripheral vascular franchise, completing 12 new product launches that generated total revenue in excess of $100 million annually. He also spent over 13 years at Boston Scientific in a variety of domestic and international commercial roles. Mr. Little also serves as a director and member of the HR committee of Medyria, a medtech company that engineers technologies for endovascular catheter navigation and sensing, and a director of SpectraWAVE, Inc. a cardiology device company. Mr. Little holds a Bachelor of Science in business administration and marketing from the University of Colorado.

Non-Executive Directors

Jason Aryeh

Mr. Aryeh has served as a member of our Board and chairperson of the Nominating and Corporate Governance Committee since January 2023. Prior to that, he served as a director of Legacy Orchestra since November 2018. He previously served as a strategic advisor to Legacy Orchestra from July 2018 to November 2018. Mr. Aryeh is the founder and managing general partner of JALAA Equities, LP, a private investment fund focused on the biotechnology and medical device sectors, and has served in such capacity since 1997. Since September 2006, he has also served on the board of directors of Ligand Pharmaceuticals, Inc. (Nasdaq: LGND), a Nasdaq-listed biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines. He currently serves as Chairman of its Nominating and Governance Committee and has previously served as a member on its Compensation Committee. Since March 2021, Mr. Aryeh has also served on the board of directors of Anebulo Pharmaceuticals (Nasdaq: ANEB), a Nasdaq-listed biotechnology company, where he currently serves on the Audit Committee. Mr. Aryeh has also served as Executive Chair of Rio Grande Renewables, LLC, a renewable energy company he co-founded, since March 2009. He has served on the board of directors of multiple public and private life sciences companies since 2006, including Novelion Therapeutics Inc., which was a Nasdaq-listed biopharmaceutical company that focused on investing in science and clinical development of therapies for rare diseases, from November 2016 to August 2018, and its predecessor, QLT Inc., from June 2013 to November 2016. He also served on the Cystic Fibrosis Foundation’s Therapeutics board of directors from 2012 to February 2019. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University.

We believe that Mr. Aryeh’s finance background and extensive experience as a board member and an investor in life science companies, including his service as managing general partner of an investment fund focused on the life sciences sector and over 13 years as a board member of Ligand Pharmaceuticals, Inc., a leader in shared risk and reward partnering to drive innovation in the field of biopharmaceuticals, provide him with the qualifications and skills to serve on our Board.

Pamela Ann Connealy

Ms. Connealy has served as a member of our Board and chairperson of the Audit Committee since January 2023. Prior to that, she served as a director of Legacy Orchestra since February 2020. She has a wealth of leadership experience in biotech finance, business operations, strategic planning and management. She is currently the Chief Financial Officer and Chief Operating Officer of Pyxis Oncology, Inc. (Nasdaq: PYXS), a clinical stage oncology company, where she has served in such capacity since July 2021. Prior to Pyxis Oncology, Ms. Connealy served as Chief Financial Officer and Chief Human Resources Officer of Immunovant, Inc. (Nasdaq: IMVT), a biotech company focused on transformative therapies for patients with autoimmune diseases, from November 2019 to September 2021. At Immunovant, Inc., Ms. Connealy led finance, investor relations and human resources. She also has served as an advisor to Perfuse Therapeutics, an early-stage company focused on ophthalmic diseases, since October 2019. Prior to Immunovant, Inc., from August 2018 to November 2019, Ms. Connealy served as Chief Financial Officer, Chief Operating Officer and Chief Human Resources Officer of Kiva Microfunds, a San Francisco-based nonprofit organization focused on expanding financial access for underserved communities. From April 2015 to June 2018, she served as Global Head of Talent at the Bill & Melinda Gates Foundation, a private foundation, where she focused on talent management, compensation, benefits and global mobility. From March 2012 to November 2013, she served as Vice President of Business Operations at Salesforce.com Inc., an enterprise software company, and from March 2002 to April 2010, she served as Vice President and Corporate Officer at Genentech, Inc., a biotechnology company focused on developing, manufacturing and commercializing medicines to treat patients with serious and life-threatening medical conditions, with roles including Chief Financial Officer of Research & Development, Head of Global Procurement and other key global operational roles. Ms. Connealy earned an M.B.A. in finance from the University of St. Thomas and a B.S. in chemistry from Gannon University and has been a member of the Healthcare Business Women Association since 2002.

We believe that Ms. Connealy’s current and prior experience at leading life science companies, including as a chief financial officer, and her financial experience and expertise provide her with the qualifications and skills to serve on our Board.

Eric S. Fain, M.D.

Dr. Fain has served as a member of our Board and chairperson of the Compensation Committee since January 2023. Prior to that, he served as a director of Legacy Orchestra since November 2018. He previously served as a strategic advisor and a consultant to BackBeat, one of Legacy Orchestra’s predecessors and now our wholly-owned subsidiary, from October 2017 to November 2018. Since July 2018, he has served as the President and Chief Executive Officer of Procyrion, Inc., a development stage medical device company developing catheter-based circulatory support technologies for congestive heart failure patients. Previously, he was the Group President of Cardiovascular and Neuromodulation at Abbott Laboratories from January 2017 until July 2017, a multinational medical devices and healthcare company, following its acquisition of medical device company St. Jude Medical, Inc. Dr. Fain became Group President of St. Jude Medical, Inc. in January 2015, where he was responsible for global sales, marketing and clinical affairs across the entire St. Jude Medical portfolio worldwide. Dr. Fain joined St. Jude Medical in 1997 as Vice President of Systems Development as part of the company’s acquisition of Ventritex, Inc., where he had worked since 1987. He went on to become Senior Vice President of Clinical/ Regulatory Affairs for the St. Jude Medical Cardiac Rhythm Management Division (“CRMD”) in 1998. He was later promoted to Executive Vice President, Development and Clinical/Regulatory Affairs for CRMD in 2005 and then President of CRMD in 2007. Prior to his role as Group President, Dr. Fain was President of the company’s Implantable Electronic Systems Division beginning in 2012 when its CRMD and Neuromodulation Divisions merged. Dr. Fain earned an M.D. from Stanford University School of Medicine and a Sc.B. degree in applied math/biology from Brown University.

We believe that Dr. Fain’s extensive senior management experience in the life sciences sector, including his service as a top executive at one of the market leading global commercial companies in the medical device sector, as well as his medical background and financial and transaction structuring experience provide him with the qualifications and skills to serve on our Board.

David Pacitti

Mr. Pacitti has served as a member our Board since March 2024. Since February 2018, Mr. Pacitti has served as President of Siemens Medical Solutions USA, Inc. and Head of the Americas, Siemens Healthineers. Mr. Pacitti is responsible for leading the marketing, sales, service, and support functions in North America and Latin America, across the entire Siemens Healthineers portfolio, including medical imaging, laboratory diagnostics, therapy solutions, and services. From October 2015 to February 2018, he served as President and Head of Healthcare, North America, Siemens Healthineers. From April 2013 to October 2015, Mr. Pacitti served as Division Vice President of U.S. Commercial Operations, Sales, and Marketing at Abbott Vascular, overseeing the company’s business in North America. As a member of the Senior Executive Staff, he worked with the CEO, CFO, and Research & Development team on business development initiatives and played pivotal roles in key launches, including Abbott Vascular’s first drug-eluting stent franchise and structural heart franchise. Prior to this position, Mr. Pacitti was Vice President of Abbott Vascular’s Commercial Operations from 2009 to 2013, and Vice President of Global Marketing from 2006 to 2009. He joined Abbott Vascular with its acquisition of Guidant Corp, where he served in positions of increasing responsibility from 1995 to 2006. Early in Mr. Pacitti’s career, he was a sales representative in Siemens’ Molecular Imaging business. Mr. Pacitti served as Board Chair for Gynesonics, from June 2021 to September 2023 and served as Board Member for Apollo Endo-Surgery from November 2017 to April 2023. He currently serves on the Boards of Advanced Medical Technology Association (AdvaMed), and the Siemens Foundation. Mr. Pacitti is also a member of the CEO Council for Growth at the Chamber of Commerce for Greater Philadelphia, the Children’s Hospital of Philadelphia Corporate Council, the Medical University of South Carolina (MUSC) President’s Advisory Group, and the NextGen Advisory Board for the University of Missouri. Mr. Pacitti earned a B.A. from Villanova University and an MBA from the University of Maryland Global Campus.

We believe that Mr. Pacitti’s current and prior senior management experience, including his experience as a president at one of the leading global commercial companies in the medical device sector, as well as his expertise in medical device marketing, sales, service and support, provide him with the qualifications and skills to serve on our Board.

Eric A. Rose, M.D.

Dr. Rose has served as a member of our Board since January 2023. Prior to that, he served as a director of Legacy Orchestra since December 2018. He previously served as a strategic advisor to Legacy Orchestra from July 2018 to December 2018. Since February 2022, Dr. Rose has served as Chief Medical Officer of Mesoblast Limited (Nasdaq: MESO), a Nasdaq-listed leader in cellular medicines for inflammatory diseases, where he has served as a director since April 2013. From October 2018 until June 2021, Dr. Rose served as Chairman of the board of directors of SIGA Technologies, Inc. (Nasdaq: SIGA), a Nasdaq-listed developer of antiviral drugs directed at potential agents of bioterror. Previously, he served as SIGA Technologies, Inc.’s Executive Chairman from October 2016 to December 2018, as its Chairman from January 2007 to October 2016 and as its Chief Executive Officer from January 2007 to October 2016. SIGA Technologies, Inc. filed voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in September 2014 and exited from bankruptcy protection in April 2016. In addition to his roles at SIGA Technologies, Inc., Dr. Rose held a position as Executive Vice President for Life Sciences at MacAndrews & Forbes Incorporated, the diversified holding company wholly owned by investor Ronald O. Perelman and a related party to SIGA, from 2007 until December 2016. Dr. Rose chaired the Department of Health Evidence & Policy at the Icahn School of Medicine at Mount Sinai from 2008 to 2013 and has served as a professor in the Department of Population Health Science & Policy since 2008. From 1994 through 2007, he served as Chairman of the Department of Surgery and Surgeon-in-Chief of the Columbia Presbyterian Center of New York Presbyterian Hospital. In 2014, Dr. Rose became a director of ABIOMED, Inc. (Nasdaq: ABMD), a Nasdaq-listed leading provider of medical devices that provide circulatory support, and currently serves on its audit committee. He has been a member of the American Association for Thoracic Surgery since 1986 and a member and former president of the International Society of Heart and Lung Transplantation since 1982. Dr. Rose earned a B.A. from Columbia College and an M.D. from Columbia University College of Physicians and Surgeons.

We believe that Dr. Rose’s extensive medical background, including his role in leading a cardiology program at a leading hospital, and his senior management experience in the life sciences sector and medical research and financial experience provide him with the qualifications and skills to serve on our Board.

Family Relationships

There are no family relationships among any of the individuals who serve as our directors or executive officers.

Audit Committee

The Company has a separately designated standing audit committee (the “Audit Committee”) established for the purpose of, among other things, overseeing our accounting and financial reporting processes. Our audit committee currently consists of Pamela A. Connealy, Jason Aryeh and David Pacitti, with Pamela A. Connealy serving as the chairperson. The composition of our audit committee meets the requirements for independence of audit committee members under the current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee is financially literate. Our Board has determined that Ms. Connealy is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. This designation does not impose on either any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and the Board. Our audit committee is directly responsible for, among other things:

●	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
●	ensuring the independence of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;
●	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
●	considering the adequacy of our internal controls and internal audit function;
●	reviewing material related party transactions or those that require disclosure; and
●	approving or, as permitted, pre-approving all audit and non-audit services to be performed by our independent registered public accounting firm.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and greater than 10% stockholders, to file initial reports of their ownership of the Company’s securities and subsequent reports of changes in such ownership with the SEC (“Section 16 Reports”). Based on our review of the Section 16 Reports filed with the SEC relating to Orchestra, we believe that, during 2023, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, except (i) each of David P. Hochman, Darren R. Sherman, Michael D. Kaswan, Jason Aryeh, Eric S. Fain, M.D., Pamela A. Connealy, Yuval Mika, Ph.D., Geoffrey Smith, RTW Investments, LP and Roderick Wong, M.D. (each, a “Reporting Person”) inadvertently omitted to report in such Reporting Person’s Form 4 filed on January 30, 2023 such Reporting Person’s contingent right to receive, pursuant to the Merger Agreement for no additional consideration, such Reporting Person's Pro Rata Portion (as such term is defined in the Merger Agreement) of 8,000,000 shares of Common Stock, if certain contingencies occurred, and (ii) each Reporting Person’s receipt of its Pro Rata Portion of 4,000,000 shares of Common Stock pursuant to the occurrence of the Initial Milestone Event (as such term is defined in the Merger Agreement), which occurred on April 12, 2023, was reported on a Form 4 filed with the SEC on May 5, 2023.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (our “code of ethics”) that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our code of ethics is available on the “Investor Relations—Corporate Governance” section of our website under https://investors.orchestrabiomed.com/corporate-governance/documents-charters (the “Corporate Governance Section”). We will disclose any future amendments to, or waivers from, our code of ethics in the Corporate Governance Section of our website.

Anti-Hedging & Insider Trading Policy

Our Insider Trading Policy applies to all employees, outside directors, officers, and consultants of Orchestra and its subsidiaries, their family members and entities over which such individuals have or share voting or investment control. The policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace, the misuse of material nonpublic information in securities trading. The policy also includes specific anti-hedging provisions.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. Even during a trading window period, certain identified insiders, which include the named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVES AND DIRECTORS

Executive Compensation

This section discusses the material components of the executive compensation program for our “named executive officers.” For the fiscal year ended December 31, 2023, our “named executive officers” and their positions were as follows:

●	David P. Hochman, Chief Executive Officer and Chairman of the Orchestra Board
●	Darren R. Sherman, President, Chief Operating Officer and a Director of Orchestra
●	Andrew L. Taylor, Chief Financial Officer

Unless the context otherwise requires, all references in this section to the “Company,” “Orchestra,” or “it” refer to the business of Legacy Orchestra and its subsidiaries prior to the consummation of the Business Combination and to the Company and its subsidiaries after the Business Combination. References in this section to “common stock” refer to Legacy Orchestra Common Stock before the Business Combination and Company Common Stock after the Business Combination. All share counts in this section are shown on a post-Business Combination basis.

We are an emerging growth company and a smaller reporting company. Therefore, we are be subject to reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder non-binding advisory approval of any golden parachute payments not previously approved.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to Orchestra’s named executive officers for the years ended December 31, 2023 and December 31, 2022.

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to Orchestra’s named executive officers for the years ended December 31, 2023 and December 31, 2022.

						Non-Equity
Name and Principal		Salary		Stock Awards	Option Awards	Incentive Plan
Position	Year	($)		($)(1)(2)	($)(1)(2)	Compensation ($)(3)	Total ($)
David P. Hochman	2023	595,000		3,450,300	2,507,368	347,000	6,899,668
Chief Executive Officer & Chairman	2022	395,000		63,000	2,303,394	395,000	3,156,394
Darren R. Sherman	2023	495,000		4,004,329	1,656,418	292,000	6,447,747
President & Chief Operating Officer	2022	395,000		—	2,334,615	395,000	3,124,615
Andrew L. Taylor	2023	227,000	(4)	2,065,453	—	99,367	2,391,820
Chief Financial Officer	2022	—		—	—	—	—

Notes:

(1)

The amounts shown in this column represent the aggregate grant date fair value of stock awards and option awards granted to Orchestra’s named executive officers computed in accordance with FASB ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. See Note 11 to Orchestra’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 included in Item 8 of this Form 10-K for a description of Orchestra’s assumptions used in the calculation.

(2)	See “—Narrative Disclosure to Summary Compensation Table—Equity-Based Incentive Awards.”
(3)	See “—Narrative Disclosure to Summary Compensation Table—Non-Equity Incentive Compensation.”
(4)	Reflects 7/12th of Mr. Taylor’s $395,000 annual salary, as he commenced employment with the Company in June 2023.

Narrative Disclosure to Summary Compensation Table

Overview

The primary elements of compensation for Orchestra’s named executive officers are base salary, annual performance bonuses and equity awards. Orchestra’s named executive officers also participate in employee benefit plans and programs that Orchestra offers to its other employees, as described below. Orchestra’s executive compensation program is designed to attract, retain and reward key employees, to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of Orchestra stockholders.

Annual Base Salary

The current salaries of Orchestra’s named executive officers are specified in their respective employment agreements, which, with respect to Messrs. Hochman and Sherman were negotiated with Orchestra’s executive officers in connection with the closing of the Business Combination. Mr. Taylor’s salary was negotiated in connection with his hiring in June 2023.

Non-Equity Incentive Compensation

Orchestra’s named executive officers are entitled to receive non-equity incentive plan bonuses pursuant to the terms of their respective employment agreements. Under the terms of these employment agreements, the amounts of these bonuses and the performance metrics and goals required to receive those bonus amounts are determined by the Orchestra Board based on appropriate comparative benchmarks.

2023

For 2023, 100% of the annual non-equity incentive plan bonuses for Messrs. Hochman and Sherman and 75% of the annual non-equity incentive plan bonus for Mr. Taylor were based on progress made relating to the following corporate goals and objectives approved by the Compensation Committee (the “2023 Corporate Goals and Objectives”):

●	advancing our Backbeat CNT (also known as AVIM therapy) clinical program for the treatment of HTN, including, among other things, securing FDA IDE approval for the BACKBEAT pivotal study;
●	advancing our Virtue SAB clinical program, including, among other things, securing FDA IDE approval for our planned Virtue ISR-US pivotal study, and restructuring the Terumo Agreement;
●	advancing our pipeline programs and pursuing acquisition/partnership opportunities; and
●	becoming a public company and executing robust financial management and preparing the for potential transactions.

For Mr. Taylor, 25% of his annual non-equity incentive plan bonus was based on his performance against individual performance goals and objectives.

For 2023, the target bonus for each of Messrs. Hochman and Sherman was 80% of base salary, and the target bonus for Mr. Taylor was 50% of base salary, in each case as provided in the applicable employment agreement for each of the named executive officers.

Based on the Company’s performance against each of the 2023 Corporate Goals and Objectives, the Compensation Committee determined that in the aggregate the 2023 Corporate Goals and Objectives were achieved at a 75% level, resulting in each of Messrs. Hochman and Sherman receiving bonuses at 75% of their respective target bonus levels. Based on the evaluation of Mr. Taylor’s individual performance by the Chief Executive Officer against his individual performance goals and objectives and the Company’s performance against the 2023 Corporate Goals and Objectives, Mr. Taylor was awarded a bonus at 83.3% of his target bonus level. The actual annual non-equity incentive plan cash bonuses awarded to each named executive officer for 2023 performance are set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

2022

For 2022, annual non-equity incentive plan bonuses for Orchestra’s named executive officers were based on progress made (i) relating financing and matters relating to potentially becoming a public company (ii) by the focal therapies group with respect to certain clinical, regulatory and other matters and (iii) by the bioelectronic therapies group with respect to entering into the Medtronic Agreement, clinical studies, product development, as well as clinical and regulatory development.

For 2022, the target bonus for each of Messrs. Hochman and Sherman was 100% of their respective base salaries.  Based on Orchestra’s progress against the performance goals set by its compensation committee, the compensation committee determined to pay each of its named executive officers 100% of their target bonuses for 2022.  The actual annual non-equity incentive plan cash bonuses awarded to each named executive officer for 2022 performance are set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

Equity-Based Incentive Awards

Orchestra’s equity-based incentive awards are designed to align its interests and the interests of its stockholders with those of its employees and consultants, including the named executive officers. The Orchestra Board is responsible for approving equity grants based on recommendations of the compensation committee. As described below, each of the named executive officers is entitled to certain equity awards pursuant to the terms of his employment agreement.

For a discussion of the equity awards granted to our named executive officers in 2022 and 2023, please see “Employment Agreements with Orchestra’s Named Executive Officers” in this Item 11.

Employment Agreements with Orchestra’s Named Executive Officers

Each of Orchestra’s named executive officers is party to an employment agreement with Orchestra’s that sets forth the terms and conditions of their employment. Each such agreement provides for “at will” employment. The material terms of the employment agreements with the named executive officers are described below.

Certain Provisions in David P. Hochman’s Employment Agreement in Existence Prior to January 26, 2023

On May 31, 2018, Orchestra entered into an employment agreement with Mr. Hochman that governed the terms of his employment with Orchestra as its Chief Executive Officer (the “Prior Hochman Agreement”) until his employment agreement was amended on January 26, 2023 in connection with the closing of the Business Combination. Pursuant to the Prior Hochman Agreement, Mr. Hochman received an annual base salary of $395,000. In addition to this base compensation, Mr. Hochman was eligible to receive a discretionary annual bonus during each fiscal year of his employment, such amount, and the performance metrics and goals required to receive such amount, to be determined by the Orchestra Board based on appropriate comparative benchmarks. The Prior Hochman Agreement also provided that he receive common stock or options to acquire common stock (at his election) in the amount of four percent of the fully-diluted shares of Orchestra Common Stock as of the date of the final closing of the private placement of Orchestra’s Series B Preferred Stock (the “Hochman Series B Grant”). In accordance with the Hochman Series B Grant, Mr. Hochman was (i) granted options to purchase 263,821 shares of common stock at an exercise price of $4.30 per share on August 7, 2018 and (ii) 46,500 shares of restricted stock on August 7, 2019, which shares were issued late due to an administrative omission (the Orchestra Board determined to vest all of these shares immediately in light of the delay in their issuance).

The final closing of Orchestra’s private placement of Series B Preferred Stock did not take place until October 18, 2018, and Mr. Hochman was granted 55,345 shares of restricted stock in August 2019 pursuant to the Hochman Series B Grant.

In addition, the Prior Hochman Agreement provided that Mr. Hochman was to receive common stock or options to acquire common stock (at his election), in an amount such that, together with the options and restricted stock issued pursuant to the Hochman Series B Grant, he would receive common stock or options to acquire common stock in an amount equal to four percent of the fully-diluted shares of common stock as of the earlier of (A) the date of the final closing of a Follow-On Offering (as such term is defined in the Investors’ Rights Agreement, dated May 31, 2018, by and among Orchestra and investors signatory thereto, as amended (the “Investors’ Rights Agreement”)) and (B) the effective date of Orchestra’s first firm commitment public offering of its common stock under the Securities Act (such earlier date, the “Follow-On Offering Date”). Orchestra’s private placement of Series B-1 Preferred Stock would have qualified as a Follow-On Offering; however, pursuant to the terms of the Investors’ Rights Agreement, the Orchestra Board and Orchestra’s stockholders waived the treatment of the Series B-1 Preferred Stock offering as a Follow-On Offering. The Series D Financing qualified as a Follow-On Offering, and, accordingly, Mr. Hochman was entitled to receive 677,890 shares of common stock or options to acquire common stock. Of this amount, Mr. Hochman received 15,500 shares of restricted stock and 546,140 options to acquire common stock in 2022 and 116,250 options to acquire common stock in 2023.

Certain Provisions in Darren R. Sherman’s Employment Agreement in Existence Prior to January 26, 2023

On May 31, 2018, Orchestra entered into an employment agreement with Mr. Sherman that governed the terms of his employment with Orchestra as its President and Chief Operating Officer (the “Prior Sherman Agreement” and, together with the Prior Hochman Agreement, the “Prior Executive Agreements”) until his employment agreement was amended on January 26, 2023. Pursuant to the Prior Sherman Agreement, Mr. Sherman received an annual base salary of $395,000. In addition to this base compensation, Mr. Sherman was eligible to receive a discretionary annual bonus during each fiscal year of his employment, such amount, and performance metrics and goals required to receive such amount, to be determined by the Orchestra Board based on appropriate comparative benchmarks. The Prior Sherman Agreement also provided that he receive common stock or options to acquire common stock (at his election) in the amount of four percent of the fully-diluted shares of common stock as of the date of the final closing of the private placement of Orchestra’s Series B Preferred Stock (the “Sherman Series B Grant”). In accordance with the Sherman Series B Grant, Mr. Sherman was granted options to purchase 310,321 shares of common stock at an exercise price of $4.30 per share on August 7, 2018. The final closing of Orchestra’s private placement of Series B Preferred Stock did not take place until October 18, 2018, and Mr. Sherman was granted 55,345 shares of restricted stock in August 2019 pursuant to the Sherman Series B Grant.

In addition, the Prior Sherman Agreement provided that he was to receive common stock or options to acquire common stock (at his election), in an amount such that, together with the options and restricted stock issued pursuant to the Sherman Series B Grant, he would have received common stock or options to acquire common stock in an amount equal to four percent of the fully-diluted shares of common stock as of the Follow-On Offering Date. Orchestra’s private placement of Series B-1 Preferred Stock would have qualified as a Follow-On Offering; however, pursuant to the terms of the Investors’ Rights Agreement, the Orchestra Board and Orchestra’s stockholders waived the treatment of the Series B-1 Preferred Stock offering as a Follow-On Offering. The Series D Financing qualified as a Follow-On Offering, and, accordingly, Mr. Sherman was entitled to receive 677,890 shares of common stock or options to acquire common stock. Of this amount, Mr. Sherman received 561,640 options to acquire common stock in 2022 and 116,250 options to acquire common stock in 2023.

Provisions Applicable to Option Awards Made Under the Prior Executive Agreements

Any option grant made under the Prior Executive Agreements has the following terms:

●	upon a Change of Control (as defined in the Prior Executive Agreements) of Orchestra, any unvested options will become fully vested; and

●	if the executive is terminated without Cause (as defined in the Prior Executive Agreements), or voluntarily terminates his employment with Good Reason (as defined in the Prior Executive Agreements), any unvested options will become fully vested.

All options and restricted stock granted pursuant to Prior Executive Agreements vested as follows: 33% of any options or restricted stock awarded were fully vested at the time of the award and 67% vested on a quarterly basis over three years, with the first vesting date being the end of the first calendar quarter after the date of the award.

Certain Provisions in the Amended Employment Agreements of David P. Hochman and Darren R. Sherman Entered into on January 26, 2023

On January 26, 2023, Orchestra entered into employment agreements with each of Mr. Hochman and Mr. Sherman that governs the terms of their employment with Orchestra. The agreements provide that Mr. Hochman shall serve as Chief Executive Officer and Orchestra BioMed Founder and Mr. Sherman shall serve as President, Chief Operating Officer, and Orchestra BioMed Founder. Employment under the agreements is “at will” although Mr. Hochman and Mr. Sherman may be entitled to severance upon certain terminations as described below. Pursuant to the agreements, the executives receive annual base salaries ($595,000 for Mr. Hochman and $495,000 for Mr. Sherman). In addition to this base compensation, the executives are each eligible to receive a discretionary annual bonus during each fiscal year of his employment with a target amount of 80% of base salary, with the performance metrics and goals required to receive such amount to be determined by the Orchestra Board in consultation with Orchestra’s Chief Executive Officer.

The agreements also provide for a future grant of equity compensation (the “Equity Grant”) to each of the executives, to be made as soon as reasonably practicable following the beginning of Orchestra’s first open trading window, so that the executive’s long-term equity holdings in Orchestra are at least 4.6% of Common Stock in the case of Mr. Hochman and 4.3% in the case of Mr. Sherman. These percentages assume the future grant is in the form of stock options with a four-year vesting schedule commencing on January 26, 2023, the date of the closing of the Business Combination. However, the agreements contemplate that if instead the award is restricted stock units, the number of covered shares of Common Stock will be reduced by a ratio based on two shares covered by restricted stock units being equal to three shares covered by stock options and that the award will vest over a to-be-agreed vesting schedule over a minimum of three years. Pursuant to the Equity Grant, on July 20, 2023, (i) Mr. Hochman was granted options to purchase 232,500 shares of common stock at an exercise price of $7.42 per share and 465,000 restricted stock units (“RSUs”) and (ii) Mr. Sherman was granted 539,667 RSUs.

Board Membership Provisions

The employment agreements provide that so long as each of Messrs. Hochman and Sherman remain in their current positions (Chief Executive Officer for Mr. Hochman and President and Chief Operating Officer for Mr. Sherman), Orchestra shall nominate each of them to serve as a member of the Orchestra Board. Messrs. Hochman and Sherman’s service as a member of the Orchestra Board shall end upon certain specified events, including the termination of their employment and the expiration of their then current term if not reelected by Orchestra’s stockholders.

Termination and Severance Provisions

With respect to the each of Messrs. Hochman and Sherman, if Orchestra terminates his employment without Cause (as defined below), if he voluntarily resigns with Good Reason (as defined below), or in the event of his death, and subject to an effective release of claims, Orchestra will pay or provide him or his estate with continued base salary plus target bonus for 12 months (the “Severance Obligations”). In addition, in the event of a termination without Cause or resignation for Good Reason, and subject to an effective of release of claims, Orchestra will pay or provide the executive with (i) if he validly elects to continue his healthcare coverage under applicable law, reimbursement of the applicable premium for up to 12 months, (ii) an extended stock option post-termination exercise period of up to 12 months, and (iii) all equity awards held by the executive granted prior to the closing of the Business Combination will vest to the same extent such awards would have vested had the executive provided an additional 12 months of services. If the termination without Cause or resignation for Good Reason occurs within the period beginning three months prior to a Change of Control (as defined in the Company’s 2023 Equity Incentive Plan) and ending 12 months following a Change of Control, then, subject to an effective release of claims, the continued Severance Obligations shall be increased to 150% of annual base salary and target bonus, and (ii) all unvested equity awards held by the executive shall vest in full.

In addition, upon any termination of employment, each of Messrs. Hochman and Sherman shall be entitled to payment of accrued, but unpaid, base salary and reimbursement of previously and properly incurred business expenses.

Other Change of Control Provisions Not Part of Severance

The employment agreements provide that if a Change of Control occurs and the acquirer or surviving corporation refuses to assume or substitute for the executive’s outstanding equity awards, the equity awards shall vest in full as of the date immediately preceding the Change of Control.

Definition of Cause

“Cause” means each of:

●	executive’s breach of any of his obligations under the restrictive covenants section of his employment agreement;
●	executive’s breach of any of his obligations under his employment agreement (other than the restrictive covenants section of his agreement), which, to the extent curable, has not been cured within 30 days after the executive has been provided written notice of such breach;
●	executive being convicted of, or pleading guilty or nolo contendere to, or being indicted for, any felony or any misdemeanor involving theft, fraud, dishonesty or moral turpitude; or
●	fraud or embezzlement against Orchestra.

Definition of Good Reason

“Good Reason” means each of:

●	any change in the executive’s position, title or reporting relationship with Orchestra that diminishes in any material respect the executive’s authority, duties, or responsibilities; provided, however, that a change in authority, duties, or responsibilities due to Orchestra becoming a division, subsidiary, or other similar part of a larger organization shall not by itself constitute Good Reason;
●	any material reduction in the executive’s base compensation;
●	the relocation of the executive’s principal office or principal place of employment by more than fifty miles; or
●	a material breach of the employment agreement by Orchestra;

provided, however, that the executive must provide written notice within 60 days of the occurrence of the potential Good Reason trigger; if curable, Orchestra must fail to cure the potential Good Reason trigger within 60 days of receipt of notice, and the executive must resign within 60 days following the expiration of the 60-day cure period.

Golden Parachute Provisions

The employment agreements contain customary golden parachute provisions providing that if, in connection with a Change of Control, amounts would constitute “parachute payments” under Section 280G of the Internal Revenue Code, and be subject to an excise tax under Section 4999 of the Internal Revenue Code, amounts will either be (i) reduced, or (ii) paid in full, whichever results in the greater after tax amount to the executive.

Certain Provisions in Andrew Taylor’s Employment Agreement

On June 5, 2023, Orchestra entered into an employment letter agreement with Mr. Taylor (the “Taylor Agreement”). Pursuant to the terms of the Taylor Agreement, Mr. Taylor serves as Orchestra’s Chief Financial Officer and is entitled to an annual base salary of $395,000. In addition, pursuant to the Taylor Agreement, Mr. Taylor:

●	is entitled to an annual incentive-based bonus (the “Annual Bonus”) with a target of 50% of his base salary starting with the 2023 calendar year, which is to be awarded based on the achievement of milestones determined by our Board as well as the achievement of individual objectives determined by Mr. Taylor and Mr. Hochmann;
●	was granted 278,363 RSUs on July 20, 2023 (the “Taylor Initial Equity Award”), which vest over a three-year period as follows: (i) 34% of the shares will vest on the 18-month anniversary of June 6, 2023 (the "Vesting Commencement Date"), (ii) 33% of the shares will vest on the two-year anniversary of the Vesting Commencement Date, and (iii) 33% of the shares will vest on the three-year anniversary of the Vesting Commencement Date;

Termination and Severance Provisions

Pursuant to the Taylor Agreement, upon any termination of Mr. Taylor’s employment with the Company for any reason, he is entitled to his earned but unpaid wages, including, accrued but unpaid paid time off, reimbursable business expenses, vested benefits, and such other amounts as applicable law may require.

If Mr. Taylor’s employment is terminated without Cause or for Good Reason (each as defined below) and conditioned on, among other things, Mr. Taylor’s execution in favor of the Company (including its subsidiaries and affiliates and its and their officers, directors and employees) of a general release of all claims becoming irrevocably effective, the Company is required to pay or provide Mr. Taylor with severance consisting of (i) his continued base salary for the Severance Period (as defined below), (ii) COBRA reimbursement during the Severance Period (or, if earlier, until Mr. Taylor becomes eligible for benefits from a subsequent employer), (iii) accelerated vesting of the Taylor Initial Equity Award so that it is vested to the same extent it would be vested had Mr. Taylor’s employment continued for the duration of the Severance Period, and (iv) if a CiC Termination (as defined below), a one-time payment equal to Mr. Taylor’s then current target Annual Bonus. The Severance Period (i) during the first 18 months of employment will be nine months, and (ii) following 18 months of employment the Severance Period will increase to 12 months. Notwithstanding the foregoing, if there is a Change in Control (as defined in the 2023 Plan) within the first 18 months of Mr. Taylor’s employment, the Severance Period will increase to 12 months if the termination occurs within the period commencing three months prior to a Change in Control and ending 12 months following a Change in Control (such a termination during the first eighteen months, a “CiC Termination”).

Definition of Cause

“Cause” means each of:

●	Mr. Taylor’s breach of certain intellectual property-related agreements;
●	Mr. Taylor’s breach of any of his obligations under the Taylor Agreement which, to the extent curable, has not been cured within thirty days after he has been provided written notice of such breach;
●	Mr. Taylor being convicted of, or pleading guilty or nolo contendere to, or being indicated for, any felony or misdemeanor involving theft, fraud, dishonesty, or moral turpitude; or
●	Mr. Taylor’s fraud or embezzlement against the Company.

Definition of Good Reason

“Good Reason” means each of:

●	any change in the Mr. Taylor’s position, title or reporting relationship with Orchestra that diminishes in any material respect his authority, duties, or responsibilities; provided, however, that a change in authority, duties, or responsibilities due to Orchestra becoming a division, subsidiary, or other similar part of a larger organization shall not by itself constitute Good Reason;

●	any material reduction in Mr. Taylor’s base compensation;
●	the relocation of the Mr. Taylor’s principal office or principal place of employment by more than fifty miles; or
●	a material breach of the employment agreement by Orchestra;

provided, however, that Mr. Taylor must provide written notice within 60 days of the occurrence of the potential Good Reason trigger; if curable, Orchestra must fail to cure the potential Good Reason trigger within 60 days of receipt of notice, and the executive must resign within 60 days following the expiration of the 60-day cure period.

Restrictive Covenant Obligations Applicable to All Named Executive Officer Employment Agreements

Pursuant to their employment agreements, each of Orchestra’s named executive officers is subject to a one-year post-termination non-solicitation of employees covenant, in addition to his obligations, including a perpetual non-disparagement covenant, under his confidential information and intellectual property assignment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by Orchestra’s named executive officers as of December 31, 2023. Each of the outstanding equity awards was granted pursuant to the Orchestra BioMed, Inc. 2018 Stock Incentive Plan (“2018 Plan”) or the Company’s 2023 Equity Incentive Plan (the “2023 Plan”).

		Option Awards				Stock Awards
							Market
		Number of	Number of			Number of	Value of
		Securities	Securities			Shares or	Shares or
		Underlying	Underlying	Option		Units that	Units of
		Unexercised	Unexercised	Exercise	Option	Have Not	Stock that
	Grant	Options (#)	Options (#)	Price	Expiration	Vested	have not
Name	Date	Exercisable	Unexercisable	($/share)	Date	(#)(1)	Vested($)(1)
David P. Hochman	8/7/2018(2)	263,821(1)	—	4.30	8/7/2028	—	—
	4/12/2022(2)	23,063(1)	14,680	4.06	4/12/2032	—	—
	8/18/2022(2)	310,686(1)	197,711	10.00	8/18/2032	—	—
	1/20/2023(3)	64,582(3)	51,668	10.00	1/19/2033	—	—
	7/20/2023(4)	—	232,500	7.42	7/17/2033	—	—
	7/20/2023(5)	—	—	—	—	465,000	4,245,450
Darren R. Sherman	8/7/2018(2)	310,321(1)	—	4.30	8/7/2028	—	—
	4/12/2022(2)	32,535(1)	20,708	4.06	4/12/2032	—	—
	8/18/2022(2)	310,686(1)	197,711	10.00	8/18/2032	—	—
	1/20/2023(3)	64,582(3)	51,668	10.00	1/19/2033	—	—
	7/20/2023(5)	—	—	—	—	539,667	4,927,454
Andrew L. Taylor	7/20/2023(6)	—	—	—	—	278,363	1,073,206
(1)	The market value of these shares is based on the closing price of $9.13 per share of the Common Stock on the Nasdaq Global Market on December 29, 2023, the last trading day of 2023.
(2)

These options vest as follows: 33% of any options or restricted stock awarded will be fully vested at the time of the award and 67% will vest on a quarterly basis over three years, with the first vesting date being the end of the first calendar quarter after the date of the award.

(3)

These options were initially to be granted on August 18, 2022 and have the same vesting schedule as the options granted on August 18, 2022. Accordingly, at the time these options were granted, 51,344 options were vested, with the remaining 64,906 options vesting in equal quarterly installments over the following 10 quarterly periods.

(4)

One fourth of these awards vest 12 months from the grant date, with the remainder vesting in equal quarterly installments over a three-year period from the date that was 12 months from the date of the closing of the Business Combination.

(5)	One third of these awards vest at each of 18 months, 24 months and 36 months from the date of the closing of the Business Combination.
(6)	One third of these awards vest at each of 18 months, 24 months and 36 months from the date of commencement of Mr. Taylor’s employment with the Company.

Defined Contribution Plan

Orchestra currently maintains a 401(k) retirement savings plan, or the 401(k) plan, for its employees, including its named executive officers, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. Orchestra’s named executive officers are eligible to participate in the 401(k) plan on the same basis as its other employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Orchestra reserves the right to make discretionary matching contributions or non-elective contributions under the 401(k) plan. In 2023, Orchestra began providing a matching contribution under the 401(k) plan.

Orchestra does not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

Orchestra does not maintain any nonqualified deferred compensation plans.

Director Compensation

Legacy Orchestra has historically provided equity-based compensation to certain of its directors for the time and effort necessary to serve as a member of the Orchestra Board.

Director Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to Orchestra’s non-employee directors for services rendered during the year ended December 31, 2023.

		Fees
		Earned or	Option	Stock
		Paid in	Awards	Awards	All other
Name	Year	Cash ($)	($)(1) Year	($)(1)	compensation ($)	Total ($)
Eric S. Fain, M.D.(2)	2023	85,250 (3)	61,600	86,569	10,000(4)	243,419
Eric A. Rose, M.D. (5)	2023	50,073 (6)	88,000	—	—	138,073
Geoffrey W. Smith(7)	2023	46,588 (8)	—	123,669	—	170,257
Jason M. Aryeh(9)	2023	57,208(10)	88,000	—	—	145,208
Pamela Y. Connealy(11)	2023	57,250(12)	61,600	86,569	—	205,419

(1)   The amounts shown in this column represent the aggregate grant date fair value of option awards or stock awards, as applicable, granted to Orchestra’s non-employee directors computed in accordance with FASB ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. See Note 11 to Orchestra’s consolidated audited financial statements for the fiscal years ended December 31, 2023 and 2022 included elsewhere in this Form 10-K for a description of Orchestra’s assumptions used in the calculation.

(2)	As of December 31, 2023, Dr. Fain held stock options covering 66,325 shares of common stock and 15,155 shares of restricted stock.
(3)	Reflects Dr. Fain’s board fees ($66,027) and fees for serving on the Nominating and Corporate Governance committee ($4,760) as well fees for serving as chairman of Compensation Committee ($14,463).
(4)	Reflects consulting fees of ($5,000) per month.
(5)	As of December 31, 2023, Dr. Rose held stock options covering 77,313 shares of common stock and no shares of restricted stock.
(6)	Reflects Dr. Rose’s board fees ($38,082) and fees for serving on the Compensation Committee ($7,231) and the Nominating and Corporate Governance Committee ($4,760).
(7)	As of December 31, 2023, Mr. Smith held stock options covering 48,825 shares of common stock and 20,155 shares of restricted stock.
(8)

Reflects Mr. Smith’s board fees ($31,825) and fees for serving on the Audit Committee ($8,712) and the Compensation Committee ($6,051). Mr. Smith fees were pro-rated due to his resignation from the Board on November 9, 2023.

(9)	As of December 31, 2023, Mr. Aryeh held stock options covering 73,825 shares of common stock and 3,488 shares of restricted stock.
(10)	Reflects Mr. Aryeh’s board fees ($38,082) and fees for serving on the Audit Committee ($9,479) as well fees for serving as chairman of the Nominating and Corporate Governance Committee ($9,647).
(11)	As of December 31, 2023, Ms. Connealy held stock options covering 59,350 shares of common stock and 15,154 shares of restricted stock.
(12)	Reflects Ms. Connealy’s board fees ($38,082) as well fees for serving as chairperson of the Audit committee ($19,168).

Director Compensation Policy

As of the date of this Form 10-K, our non-employee directors are entitled to the following compensation:

Cash Compensation

Annual Cash Compensation	Amount
Lead Independent Director	$75,000
Board Members (other than Lead Independent Director)	$45,000
Chair of the Audit Committee	$20,000
Members of the Audit Committee (other than the Chairperson)	$10,000
Chair of the Compensation Committee	$15,000
Members of the Compensation Committee (other than the Chairperson)	$7,500
Chair of the Nominating and Corporate Governance Committee	$10,000
Members of the Nominating and Corporate Governance Committee (other than the Chairperson)	$5,000

All annual cash compensation amounts for our non-employee directors are payable in equal quarterly installments in arrears, pro-rated for any partial months of service. Additionally, we will reimburse each non-employee director for reasonable, customary and documented travel expenses related to such director’s attendance at Board and committee meetings.

Equity Compensation

For 2023, our non-employee directors were granted, at their election, either stock options or common stock or a combination thereof with a grant date fair value of between approximately $88,000 and $148,000, depending on their elections. These awards will vest in one installment on the one year anniversary of the grant date. Under our current non-employee director compensation policy, on the date of each annual meeting of the Company’s stockholders (the “Annual Meeting”), each non-employee director automatically will be granted (i) a nonstatutory stock option (“NSO”) to purchase shares of Common Stock having a grant date fair value of $85,000, rounded down to the nearest whole share (the “Annual NSO Award”), and (ii) restricted stock units having a grant date fair value of $40,000, rounded down to the nearest whole share (the “Annual RSU Award” and, together with the Annual NSO Award, the “Annual Award”). Subject to adjustments, each Annual NSO Award and Annual RSU Award will vest in one installment on the earlier of (x) the one year anniversary of the grant date or (y) the following Annual Meeting. Each Annual NSO Award and Annual RSU Award will vest fully upon death, disability or a change in control, in each case, subject to the non-employee director’s continued service through the applicable vesting date or change in control, as applicable.

Under our current non-employee director compensation policy, upon a non-employee director’s appointment to our Board, such non-employee director automatically will be granted (i) a NSO to purchase shares of Common Stock having a grant date fair value of $85,000, rounded down to the nearest whole share (the “NSO Appointment Award”), (ii) Restricted Stock Units having a grant date fair value of $40,000, rounded down to the nearest whole share (the “RSU Appointment Award”), and (iii) to the extent applicable, a pro-rata portion of the Annual Award. Subject to adjustment, each NSO Appointment Award and RSU Appointment Award, and any pro-rata portions of the Annual Award granted to a newly appointed non-employee director, will vest in three equal, annual installments beginning with the first annual anniversary after the grant date. Each NSO Appointment Award and RSU Appointment Award will vest fully upon death, disability or a change in control, in each case, subject to the non-employee director’s continued service through the applicable vesting date or change in control, as applicable.

Each non-employee director will have a maximum annual total compensation of $500,000, including both cash and equity, except that in the initial year of service or for a non-employee chairperson of the Board or the Lead Independent Director, the maximum annual total compensation will be $750,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2023, the 2023 Plan was the only compensation plan under which securities of the Company were authorized for future grant. The 2023 Plan was adopted by our Board on December 12, 2022 and was approved by our stockholders on January 24, 2023. The 2023 Plan then became effective on January 26, 2023, the date that the closing of the Business Combination occurred. Following the effectiveness of the 2023 Plan, no further equity awards may be granted under the 2018 Plan, which was approved by Legacy Orchestra stockholders. However, the 2018 Plan will continue to govern outstanding awards granted thereunder.

The following table provides information as of December 31, 2023 with respect to the Company’s existing and predecessor plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column “(a)”)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,140,851	$5.58(2)	1,241,190(3)
Equity compensation plans not approved by security holders	—	—	—
Total	6,140,851	$5.58	1,241,190

_________________

Notes:

(1)	Includes the following plans: the 2018 Plan and the 2023 Plan (collectively, the “Plans”).
(2)

Amount is based on the weighted-average exercise price of vested and unvested stock options and restricted stock awards outstanding under the Plans. The weighted-average exercise price of vested and unvested stock awards excluding those that can be exercised for no consideration is $7.72.

(3)

As of December 31, 2023, a total of 1,241,190 shares of our Common Stock were reserved for issuance pursuant to the 2023 Plan. The 2023 Plan provides that the number of shares of our Common Stock reserved and available for issuance under the 2023 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2024 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (i) 4.8% of the total number of shares of our Common Stock outstanding on December 31 of the immediately preceding year, (ii) 3,036,722 shares of our Common Stock, and (iii) such number of shares of our Common Stock determined by our Board or our Compensation Committee prior to January 1 of a given year. Notwithstanding anything to the contrary in the foregoing sentence, the aggregate maximum number of shares of our Common Stock that may be issued on the exercise of ISOs under the 2023 Plan is 3,455,303 shares, which amount will be increased commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (i) 4.8% of the total number of shares of our Common Stock outstanding on December 31 of the preceding year, (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by our Board or the Compensation Committee prior to January 1 of a given year. Shares of Common Stock subject to awards granted under the 2023 Plan that expire or terminate without being exercised in full will not reduce the number of shares of Common Stock available for issuance under the 2023 Plan. The settlement of any portion of an award in cash will not reduce the number of shares of Common Stock available for issuance under the 2023 Plan. With respect to a stock appreciation right, only shares of Common Stock that are issued upon settlement of the stock appreciation right will count towards reducing the number of shares of our Common Stock available for issuance under the 2023 Plan. If any shares of our Common Stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us (i) because of a failure to meet a contingency or condition required for the vesting of such shares; (ii) to satisfy the exercise, strike or purchase price of an award; or (iii) to satisfy a tax withholding obligation in connection with an award, the shares of Common Stock that are forfeited or repurchased or reacquired will revert to and again become available for issuance under the 2023 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 22, 2024 by:

●	each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our Common Stock;
●	each of our current “named executive officers” and directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Shares subject to options and warrants that are currently exercisable or exercisable within 60 days of March 22, 2024 are considered outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The beneficial ownership of our Common Stock is based on 35,777,412 shares of Common Stock issued and outstanding as of March 22, 2024.

Unless otherwise indicated in the footnotes to the table below, and subject to applicable community property laws, we believe that all persons named in the table below have sole voting and investment power with respect to their beneficially owned shares of Common Stock.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owner	Owned	% of Class
Directors and named executive officers(1)
David P. Hochman(2)	1,040,228	2.8%
Darren R. Sherman(3)	877,225	2.4%
Andrew L. Taylor	—	—
Jason Aryeh(4)	102,121	*
Pamela Y. Connealy(5)	36,408	*
Eric S. Fain, M.D.(6)	68,904	*
David Pacitti(7)	2,170	*
Eric A. Rose, M.D.(8)	44,794	*
All directors and executive officers as a group (eleven individuals)	2,545,597	6.7%

Five Percent Holders:
HSAC 2 Holdings, LLC(9)	5,110,956	14.3%
Entities associated with RTW Investments, LP(10)	5,620,645	15.7%
Medtronic(11)	5,868,916	16.4%
Perceptive Life Sciences Master Fund(12)	2,432,089	6.8%
Affiliates of ABV, LLC (13)	1,870,609	5.2%
*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following executive officers and directors is 150 Union Square Drive, New Hope, PA 18938.

(2)

Consists of (i) 165,498 shares held directly by Mr. Hochman; (ii) 62,502 shares held by the DPH 2008 Trust, over which Mr. Hochman has sole voting and dispositive power; (ii) 3,823 shares held by the NSH 2008 Family Trust (the “NSH Trust”), over which Mr. Hochman has sole voting and dispositive power; (iv) 616,780 shares Mr. Hochman has the right to acquire within 60 days of March 22, 2024 upon the exercise of options he holds directly; (v) 191,625 shares DPH 2008 Trust has the right to acquire within 60 days of March 22, 2024 upon the exercise of options it holds.

(3)

Consists of (i) 83,778 shares held directly by Mr. Sherman; and (ii) 793,447 shares Mr. Sherman has the right to acquire within 60 days of March 22, 2024 upon the exercise of options he holds directly.

(4)	Consists of (i) 62,984 shares held directly by Mr. Aryeh; and (ii) 39,137 shares Mr. Aryeh has the right to acquire within 60 days of March 22, 2024 upon the exercise of options he holds directly.

(5)

Consists of (i) 4,246 shares held directly by Ms. Connealy; and (ii) 32,162 shares Ms. Connealy has the right to acquire within 60 days of March 22, 2024 upon the exercise of options she holds directly.

(6)

Consists of (i) 29,767 shares held by the Fain Living Trust (the “Fain Trust”), over which Dr. Fain has sole voting and dispositive power; and (ii) 39,137 shares the Fain Trust has the right to acquire within 60 days of March 22, 2024 upon the exercise of options it holds.

(7)	Consists of 2,170 shares held directly by Mr. Pacitti.

(8)	Consists of (i) 2,169 shares held directly by Mr. Rose; and (ii) 42,625 shares Mr. Rose has the right to acquire within 60 days of March 22, 2024 upon the exercise of options he holds directly.

(9)

Consists of (i) 4,360,956 shares of Common Stock; and (ii) 750,000 shares of Common Stock that could be acquired upon the exercise of warrants. According to Amendment No. 2 to Schedule 13D filed by HSAC 2 Holdings, LLC (the “Sponsor”) with the SEC on May 5, 2023, (i) Dr. Roderick Wong, M.D. ("Dr. Wong") is a member of the three-member board of directors of the Sponsor and is also the Managing Partner and Chief Investment Officer of RTW Investments, LP ("RTW Investments");  (ii) Naveen Yalamanchi, M.D. is a member of the Sponsor's board of directors and is a Partner and Portfolio Manager at RTW Investments; (iii) Alice Lee also serves on the Sponsor's board of directors and is Senior Counsel at RTW Investments; (iv) the Sponsor could be deemed to constitute a Section 13(d) group with RTW Investments, RTW Master Fund, Ltd. (“RTW Master Fund”), RTW Innovation Master Fund, Ltd. (“RTW Innovation”), and Dr. Wong and (v) the Sponsor disclaims the existence of a 13(d) group. See footnote (10) below for beneficial ownership information relating to Dr. Wong, RTW Investments, RTW Master Fund and RTW Innovation. The principal business address of HSAC 2 Holdings, LLC is 40 10th Avenue, Floor 7, New York, NY 10014.

(10)

Consists of (i) 2,263,336 shares of Common Stock held by RTW Innovation; (ii) 2,762,705 shares of Common Stock held by RTW Master Fund; and (iii) 594,604 shares of Common Stock held by RTW Biotech Opportunities Ltd (together with RTW Innovation Master Fund, Ltd. and RTW Master Fund, Ltd., the “RTW Funds”). Dr. Wong serves as the Managing Partner and Chief Investment Officer of RTW Investments, LP. Both he and RTW Investments, LP may be deemed the beneficial owner of the shares held by the RTW Funds. The principal business address of the RTW Funds is 40 10th Avenue, Floor 7, New York, NY 10014.

(11)

Consists of 5,868,916 shares held by Covidien Group S.à.r.l., an affiliate of Medtronic plc. The principal address of Covidien Group S.à.r.l. is c/o Medtronic, Inc., Operational Headquarters, 710 Medtronic Parkway, Minneapolis, MN 55432-5604.

(12)

Consists of 2,432,089 shares held by Perceptive Life Sciences Master Fund, Ltd. (“Perceptive”). Perceptive Advisors LLC (“Perceptive Advisors”) serves as the investment manager to Perceptive and may be deemed to beneficially own such shares. Joseph Edelman is the managing member of Perceptive Advisors and may be deemed to have voting and dispositive power over the shares held by Perceptive. The principal business address of Perceptive is 51 Astor Place, 10th Floor, New York, NY 10003.

(13)

Consists of (i) 2,502 shares held directly by Mr. Smith, a former director of Orchestra; (ii) 33,324 shares Mr. Smith has the right to acquire within 60 days of March 22, 2024 upon the exercise of options he holds directly; (iii) 1,277,297 shares held by Ascent Biomedical Ventures II, L.P. (“ABV II”), (iv) 312,406 shares held by Ascent Biomedical Ventures Synecor, LP (“ABV Synecor”); and (v) 245,080 shares held by Ascent Biomedical Ventures II NY, LP (“ABV II NY”). ABV, LLC serves as general partner to ABV II, ABV Synecor and ABV II NY. Mr. Smith is a managing member of ABV, LLC. As such, Mr. Smith may be deemed to have voting and dispositive power over the shares held by ABV II, ABV Synecor and ABV II NY.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

The following includes a summary of transactions since January 1, 2021 and any currently proposed transaction in which we or Legacy Orchestra have participated or will participate and in which the amount involved exceeded or will exceed he lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. We also describe below certain other transactions with our directors, executive officers and stockholders.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which Legacy Orchestra or Orchestra has been or will be a participant other than compensation arrangements, which are described where required under the heading “Compensation of Executives and Directors” in Item 11 of this Form 10-K.

Convertible Preferred Stock Financings

Series B-1 Preferred Stock Private Placement

From April 15, 2019 through June 28, 2019, Legacy Orchestra issued an aggregate of 2,281,562 shares of Series B-1 Preferred Stock at a price of $15.00 per share, for total gross proceeds of approximately $34.2 million. All shares of Legacy Orchestra’s Series B-1 Preferred Stock converted into shares of Legacy Orchestra Common Stock immediately prior to the closing of the closing of the Business Combination (the “Closing”) in accordance with the Second Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B-1 Preferred Stock of Legacy Orchestra (the “Series B-1 Certificate of Designation”). On June 29, 2022, the Series B-1 Certificate of Designation was amended and restated to account for the subsequent authorization and issuance of the Series D-1 Preferred Stock and Series D-2 Preferred Stock, to incorporate mandatory conversion provisions that are also applicable to the Series D-1 Preferred Stock and Series D-2 Preferred Stock, and to increase the authorized number of shares of Series B-1 Preferred Stock, which increase was required in connection with the private placements of Series D-1 Preferred Stock and Series D-2 Preferred Stock.

Series D-1 Preferred Stock Private Placement

From March 3, 2022 through March 11, 2022, Legacy Orchestra issued an aggregate of 2,424,573 shares of Series D-1 Preferred Stock at a price of $11.25 per share, for total gross proceeds of approximately $27.3 million. All shares of Legacy Orchestra’s Series D-1 Preferred Stock converted into shares of Legacy Orchestra Common Stock immediately prior to the Closing in accordance with the Second Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series D-1 Preferred Stock of Legacy Orchestra (the “Series D-1 Certificate of Designation”). On June 29, 2022, the Series D-1 Certificate of Designation was amended and restated to effect a 2.419-for-1 forward stock split (the “Stock Split”) of the Series D-1 Preferred Stock, to adjust (as a result of the Stock Split) the stated value of the Series D-1 Preferred Stock to $4.65 per share, to increase the authorized number of shares of Series D-1 Preferred Stock in connection with the Stock Split and to adjust the liquidation preferences of the Series D-1 Preferred Stock.

Series D-2 Preferred Stock Private Placement

On June 29, 2022, prior to any issuance of Series D-2 Preferred Stock, the Series D-2 Certificate of Designation (as defined below) was amended and restated to adjust the stated value of the Series D-2 Preferred Stock to $4.65 per share, to increase the authorized number of shares of Series D-2 Preferred Stock, and to adjust the liquidation preferences of the Series D-2 Preferred Stock. On June 30, 2022, Legacy Orchestra issued an aggregate of 17,753,263 shares of Series D-2 Preferred Stock at a price of $4.65 per share, for total gross proceeds of approximately $82.6 million. All shares of Legacy Orchestra’s Series D-2 Preferred Stock converted into shares of Legacy Orchestra Common Stock immediately prior to the closing of the Business Combination in accordance with the Second Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series D-2 Preferred Stock of Legacy Orchestra (the “Series D-2 Certificate of Designation”).

Purchases of Legacy Orchestra by Persons Who Were Directors, Officers or Greater than 5% Beneficial Owners

The following table sets forth the aggregate number of shares of Legacy Orchestra capital stock acquired directly or indirectly by persons that were Legacy Orchestra’s directors, officers or beneficial owners of more than 5% of its capital stock at the time of their purchases of Legacy Orchestra Common Stock.

Participant	Series B-1 Preferred Stock	Series D-1 Preferred Stock	Series D-2 Preferred Stock	Purchase Price
Greater than 5% Stockholders
Perceptive Life Sciences Master Fund, Ltd.(2)	266,667	—	1,612,904	$11,500,009
Medtronic, Inc.(3)	—	—	8,602,150	$39,999,998
Entities managed by RTW Investments, LP(4)	333,333	—	4,301,075	$24,999,994
First Riverside Investors LP(5)	—	1,612,904	537,634	$10,000,002

Directors and Executive Officers
David Hochman(6)	—	54,929	—	$255,420
Darren Sherman(7)	—	—	5,378	$25,009
Jason Aryeh(8)	—	—	53,763	$250,000
Eric S. Fain(9)	1,300	20,322	—	$114,000
(1)

Additional details regarding certain of these participants and their current equity holdings are provided under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this Annual Report on Form 10-K.

(2)

Perceptive purchased 266,667 shares of Series B-1 Preferred Stock in the Series B-1 Preferred Stock private placement offering for $4.0 million. Perceptive also purchased 1,612,904 shares of Series D-2 Preferred Stock in the Series D-2 Preferred Stock Financing for $7.5 million.

(3)	Medtronic, Inc. purchased 8,602,150 shares of Series D-2 Preferred Stock in the Series D-2 Preferred Stock Financing for $40 million.
(4)

Certain funds managed by RTW Investments, LP purchased 333,333 shares of Series B-1 Preferred Stock in the Series B-1 Preferred Stock private placement offering for $5.0 million. They also purchased 4,301,075 shares of Series D-2 Preferred Stock in the Series D-2 Preferred Stock Financing for $20 million.

(5)

First Riverside Investors LP (“First Riverside Investors”) purchased 1,612,904 shares of Series D-1 Preferred Stock in the Series D-1 Preferred Stock Financing for $7.5 million. First Riverside Investors also purchased 537,634 shares of Series D-2 Preferred Stock in the Series D-2 Preferred Stock Financing for $2.5 million.

(6)	Mr. Hochman, through DPH 2008 Trust, purchased 54,929 shares of Series D-1 Preferred Stock in the Series D-1 Preferred Stock Financing for a total of $255,420.
(7)	Mr. Sherman purchased 5,378 shares of Series D-2 Preferred Stock in the Series D-2 Preferred Stock Financing for a total of $25,009.
(8)	Mr. Aryeh purchased 53,763 shares of Series D-2 Preferred Stock in the Series D-2 Preferred Stock Financing for a total of $250,000.
(9)

Dr. Fain, through Fain Living Trust, purchased 1,300 shares of Series B-1 Preferred Stock in the Series B-1 Preferred Stock private placement offering for a total of $19,500. He also purchased 20,322 shares of Series D-1 Preferred Stock in the Series D-1 Preferred Stock Financing for a total of $95,500.

Lease with Motus GI

In January 2020, Legacy Orchestra entered into an agreement for the use of portions of the premises of Motus GI for office space in Fort Lauderdale, Florida. The agreement will expire in November 2024. The monthly fee commenced on the month following the date of the agreement. Monthly fees will be between approximately $7,000 and $23,000 for the period from commencement through termination. The amount paid is estimated to be proportionate to the percentage of space used by Orchestra applied to the monthly rent obligated to be paid by Motus GI to its landlord. Pursuant to the agreement, Legacy Orchestra paid approximately $189,000 in the year ended December 31, 2021, approximately $245,000 in the year ended December 31, 2022, and Orchestra paid approximately $270,000 in the year ended December 31, 2023.

Mr. Hochman served as Chairman of the board of directors of Motus GI from December 2016 to April 2023 and remained a member of the board of directors until September 2023. Mr. Sherman also served on the board of directors of Motus GI from December 2016 to September 2023. In addition, Orchestra has a small minority equity investment in Motus GI.

Collaboration Agreement with Medtronic

On June 30, 2022, Legacy Orchestra entered into an exclusive license and collaboration agreement with Medtronic, which holds more than 5% of our Common Stock. For a discussion regarding the Medtronic Collaboration, see “Business — BackBeat Cardiac Neuromodulation Product Candidate (CNT) — Strategic Collaboration Agreement with Medtronic.” in Item 1 of this Form 10-K.

Director Independence

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, we have determined that each of Messrs. Rose, Aryeh, Smith and Fain and Ms. Connealy, representing a majority of the directors of our Board, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. Our Board also determined that Mr. Smith, who resigned from the Board on November 9, 2023, was independent under the Nasdaq listing rules. Mr. Fain serves as the lead independent director. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Transactions with Related Persons.”

Item 14. Principal Independent Accountant Fees and Services

The table below presents fees for professional audit services and other services rendered by Ernst & Young LLP to Orchestra and Legacy Orchestra the years ended December 31, 2023 and December 31, 2022 (in thousands). The table below excludes fees for services rendered by WithumSmith+Brown, PC as the independent registered public accounting firm for HSAC2 prior to the closing of the Business Combination.

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$546	$330
Audit-Related Fees(2)	160	1,125
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$706	$1,455
(1)

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under “Audit Fees”. Inclusive are the fees for audit services related to (i) the Business Combination including comfort letters on and review of related SEC registration statements and (ii) technical accounting matters pertaining to the Business Combination, which are non-recurring in nature.

(3)	Tax fees consists of fees for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)

All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in the aforementioned categories.

Pre-approval Policies and Procedures

Pursuant to its charter, our Audit Committee has delegated pre-approval authority to the Chairman of our Audit Committee over all audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee may also delegate such pre-approval authority to another member of the Audit Committee but shall not delegate such authority to our management.

Any pre-approval authorized by the Chairperson or such other member of the Audit Committee to whom authority has been delegated must specify clearly, in writing, the services and fees approved by such member and may not otherwise delegate to our management any responsibilities to pre-approve audit and non-audit services performed by our independent registered public accounting firm. Any member of the Audit Committee, including the Chairperson, to whom such authority is delegated shall report any pre-approval decisions made under such delegated authority to the Audit Committee at its next scheduled meeting for ratification by the entire Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the Index to Financial Statements appearing on page 148 of Item 8 of this Annual Report on Form 10-K.

(a)(2) All other schedules not listed above have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit	Description

2.1#

Agreement and Plan of Merger dated as of July 4, 2022 by and among Health Sciences Acquisitions Corporation 2, HSAC Olympus Merger Sub, Inc., and Orchestra BioMed, Inc. (incorporated by reference to Annex A-1 of Amendment No. 4 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

2.2#

Amendment No. 1 to Agreement and Plan of Merger dated as of July 21, 2022 by and among Health Sciences Acquisitions Corporation 2, HSAC Olympus Merger Sub, Inc., and Orchestra BioMed, Inc. (incorporated by reference to Annex A-2 of Amendment No. 4 of HSAC2’s Form S-4 (File No.

333-266660), filed with the SEC on December 12, 2022)).

2.3#

Amendment No. 2 to Agreement and Plan of Merger dated as of November 21, 2022 by and among Health Sciences Acquisitions Corporation 2, HSAC Olympus Merger Sub, Inc., and Orchestra BioMed, Inc. (incorporated by reference to Annex A-3 of Amendment No. 4 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2	Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
4.1

Form of Common Stock Warrant, issued by Orchestra BioMed, Inc. in the Formation Mergers in exchange for Caliber, BackBeat and FreeHold warrants (incorporated by reference to Exhibit 4.4 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.2

Form of Amendment to Common Stock Warrant, issued by Orchestra BioMed, Inc. in the Formation Mergers in exchange for Caliber, BackBeat and FreeHold warrants (incorporated by reference to Exhibit 4.5 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.3

Form of Amended and Restated Common Stock Warrant, issued by Orchestra BioMed, Inc. to designees of Aegis Capital Corp. (incorporated by reference to Exhibit 4.6 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.4

Form of Special Advisory Common Stock Warrant, issued by Orchestra BioMed, Inc. to its strategic advisers, dated May 31, 2018 (incorporated by reference to Exhibit 4.7 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.5

Form of Amendment to Special Advisory Common Stock Warrant, issued by Orchestra BioMed, Inc. to its strategic advisers (incorporated by reference to Exhibit 4.8 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.6

Form of Common Stock Warrant, issued by Orchestra BioMed, Inc. to SLD Capital Corp., dated August 13, 2018 (incorporated by reference to Exhibit 4.9 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

Exhibit	Description

4.7

Form of Amendment to Common Stock Warrant, issued by Orchestra BioMed, Inc. to SLD Capital Corp. (incorporated by reference to Exhibit 4.10 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.8

Investors’ Rights Agreement, by and among Orchestra BioMed, Inc. and the investors listed on Schedule A thereto, dated May 31, 2018 (incorporated by reference to Exhibit 4.11 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.9

Form of Subscription Agreement for shares of Orchestra BioMed, Inc. Series B-1 Preferred Stock (incorporated by reference to Exhibit 4.12 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.10

Common Stock Warrant, issued by Orchestra BioMed, Inc. to Avenue Venture Opportunities Fund, L.P., dated June 3, 2022 (incorporated by reference to Exhibit 4.14 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.11

Common Stock Warrant, issued by Orchestra BioMed, Inc. to Avenue Venture Opportunities Fund II, L.P., dated June 3, 2022 (incorporated by reference to Exhibit 4.15 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.12

Form of Officer and Director Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.16 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

4.13	Amended & Restated Warrant issued to HSAC 2 Holdings, LLC, dated January 25, 2023 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
4.14

Common Stock Warrant, issued by Orchestra BioMed Holdings, Inc. to Avenue Venture Opportunities Fund, L.P., dated October 6, 2023 (incorporated by reference to Exhibit 4.14 to the Company’s Form S-1 (File No. 333-274924), filed with the SEC on October 10, 2023).

4.15

Common Stock Warrant, issued by Orchestra BioMed Holdings, Inc. to Avenue Venture Opportunities Fund II, L.P., dated October 6, 2023 (incorporated by reference to Exhibit 4.15 to the Company’s Form S-1 (File No. 333-274924), filed with the SEC on October 10, 2023).

4.16+	Description of Securities of Orchestra BioMed Holdings, Inc.
10.1

Second Amended and Restated Registration Rights and Lock-Up Agreement, dated November 21, 2023, by and among Orchestra BioMed Holdings, Inc., equityholders thereof and certain former stockholders of Orchestra BioMed, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2023)

10.2*	Form of Indemnification Agreement of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
10.3

Amended and Restated Parent Support Agreement dated as of November 21, 2022 by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., HSAC 2 Holdings, LLC, Alice Lee, Stephanie A. Sirota, Pedro Granadillo, Stuart Peltz, Michael Brophy, and Carsten Boess (incorporated by reference to Exhibit 10.16 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.4

Orchestra Support Agreement dated as of July 4, 2022 by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and Covidien Group S.À.R.L. (incorporated by reference to Exhibit 10.5 to HSAC2’s Current Report on Form 8-K filed with the SEC on July 5, 2022).

10.5

Form of Earnout Election Agreement, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc. and the securityholders thereto (incorporated by reference to Exhibit 10.7 to HSAC2’s Current Report on Form 8-K filed with the SEC on July 5, 2022).

10.6*	Orchestra BioMed, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).
10.7*	Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
10.8*

Form of Stock Option Grant Notice and Stock Option Agreement under the Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8- K filed with the SEC on January 31, 2023).

Exhibit	Description

10.9*

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.10˄

Commercial Lease, by and between Caliber Therapeutics, Inc. and Union Square, L.P. for facilities at 150 and 140 Union Square Drive, New Hope, Pennsylvania, dated December 14, 2009 and amended June 22, 2010, February 1, 2011, September 18, 2012, January 15, 2015, January 20, 2017, August 8, 2017, and January 29, 2019 (incorporated by reference to Exhibit 10.23 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.11

Agreement of Lease, by and between Orchestra BioMed, Inc. and ESRT One Grand Central Place, L.L.C. for facilities at Room/Suite 2430, One Grand Central Place, 60 East 42nd Street, New York, New York, dated November 5, 2019 (incorporated by reference to Exhibit 10.24 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.12

Irrevocable Standby Letter of Credit, issued by Silicon Valley Bank to Orchestra BioMed, Inc. for the benefit of ERST One Grand Central Place, L.L.C., dated October 28, 2019 and amended September 20, 2022 (incorporated by reference to Exhibit 10.25 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.13

License Agreement, by and between MOTUS GI Holdings, Inc. and Orchestra BioMed, Inc. for facilities at Suite 310, 1301 East Broward Boulevard, Fort Lauderdale, Florida, dated January 22, 2020 (incorporated by reference to Exhibit 10.26 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.14

Amendment to License Agreement, by and between MOTUS GI Holdings, Inc. and Orchestra BioMed, Inc., dated May 1, 2022 (incorporated by reference to Exhibit 10.27 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.15˄

Exclusive License and Collaboration Agreement, by and among Orchestra BioMed, Inc., BackBeat Medical, LLC, and Medtronic, Inc. dated June 30, 2022 (incorporated by reference to Exhibit 10.28 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.16˄

Distribution Agreement, by and among Orchestra BioMed, Inc., Terumo Corporation and Terumo Medical Corporation, dated June 13, 2019 (incorporated by reference to Exhibit 10.29 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.17

Loan and Security Agreement, by and among Orchestra BioMed, Inc., Avenue Venture Opportunities Fund II, L.P., and Avenue Venture Opportunities Fund II, L.P., dated June 3, 2022 (incorporated by reference to Exhibit 10.30 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.18

Stock Purchase Agreement, by and among Orchestra BioMed, Inc., Orchestra Medical Ventures, LLC and Accelerated Technologies, Inc., dated December 20, 2019 (incorporated by reference to Exhibit 10.31 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.19*#

Employment Agreement, by and between Orchestra BioMed Holdings, Inc. and David P. Hochman, dated January 26, 2023 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.20*#

Employment Agreement, by and between Orchestra BioMed Holdings, Inc. and Darren R. Sherman, dated January 26, 2023 (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.21*

Employment Agreement, by and between Orchestra BioMed, Inc. and Yuval Mika, dated May 31, 2018 (incorporated by reference to Exhibit 10.34 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.22*

Offer Letter, by and between Orchestra BioMed, Inc. and Michael D. Kaswan, dated January 9, 2022 (incorporated by reference to Exhibit 10.35 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.23

Forward Purchase Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and Covidien Group S.a.r.l. (incorporated by reference to Exhibit 10.1 to HSAC2’s Current Report on Form 8-K filed with the SEC on July 5, 2022).

Exhibit	Description

10.24

Forward Purchase Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.2 to HSAC2’s Current Report on Form 8-K filed with the SEC on July 5, 2022).

10.25

Amendment No. 1 to Forward Purchase Agreement dated as of October 21, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.1 to HSAC2’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.26

Backstop Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.3 to HSAC2’s Current Report on Form 8-K filed with the SEC on July 5, 2022).

10.27

Amendment No. 1 to Backstop Agreement dated as of October 21, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.2 to HSAC2’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.28*

Consulting Agreement, dated as of June 5, 2023, by and between the Company and Michael Kaswan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 8, 2023).

10.29*	Offer Letter, dated as of June 5, 2023, by and between the Company and Andrew Taylor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 8, 2023).
10.30*

Offer Letter, dated as of June 10, 2021, by and between Orchestra BioMed, Inc and George Papandreou (incorporated by reference to Exhibit 10.30 of Orchestra BioMed Holdings, Inc.’s Form S-1 (File No. 333-274924), filed with the SEC on October 10, 2023).

10.31*

Promotion Letter, dated as of January 16, 2023, by and between the Company and George Papandreou (incorporated by reference to Exhibit 10.31 of Orchestra BioMed Holdings, Inc.’s Form S-1 (File No. 333-274924), filed with the SEC on October 10, 2023).

10.32*

Offer Letter, dated as of May 24, 2023, by and between the Company and William Little (incorporated by reference to Exhibit 10.32 of Orchestra BioMed Holdings, Inc.’s Form S-1 (File No. 333-274924), filed with the SEC on October 10, 2023).

10.33+	Orchestra BioMed Holdings, Inc. Non-Employee Director Compensation Policy.
14.1+	Orchestra BioMed Holdings, Inc. Code of Business Conduct and Ethics.
19.1+	Amended and Restated Orchestra BioMed Holdings, Inc. Insider Trading Policy.
21.1	List of Subsidiaries of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
23.1+	Consent of Ernst & Young LLP, independent registered public accounting firm of Orchestra BioMed Holdings, Inc.
24.1+	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+†	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+†	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Orchestra BioMed Holdings, Inc. 2023 Executive Incentive Compensation Recoupment Policy.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit	Description

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.

#

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Indicates a management contract or compensatory plan.
˄

Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

†

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHESTRA BIOMED HOLDINGS, INC.

By:	/s/ David P. Hochman
	Name:	David P. Hochman
	Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David P. Hochman and Andrew L. Taylor, and each of them, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David P. Hochman	Chief Executive Officer, Chairperson and Director	March 27, 2024
David P. Hochman	(Principal Executive Officer)

/s/ Andrew L. Taylor	Chief Financial Officer	March 27, 2024
Andrew L. Taylor	(Principal Financial Officer)

/s/ Joshua Aiello	Corporate Controller	March 27, 2024
Joshua Aiello	(Principal Accounting Officer)

/s/ Jason Aryeh	Director	March 27, 2024
Jason Aryeh

/s/ Pamela A. Connealy	Director	March 27, 2024
Pamela A. Connealy

/s/ Eric S. Fain, M.D.	Director	March 27, 2024
Eric S. Fain, M.D.

/s/ Dave Pacitti.	Director	March 27, 2024
Dave Pacitti

/s/ Eric A. Rose, M.D.	Director	March 27, 2024
Eric A. Rose, M.D.

/s/ Darren R. Sherman	President, Chief Operating Officer and Director	March 27, 2024
Darren R. Sherman