Form 10-Q
period 2024-03-31
Orchestra BioMed Holdings, Inc.
filed 2024-05-13
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 35,788,497 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;
●	our ability to maintain compliance with regulatory and post-marketing requirements;

ii

●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our names recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to fund our operations into the second half of 2026 based on our cash, cash equivalents, marketable securities, and potential future payments or revenues discussed under the heading “Liquidity and Capital Resources—Funding Requirements” in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q;

●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the heading “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), as well as elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,324	$30,559
Marketable securities	51,691	56,968
Strategic investments, current portion	23	68
Accounts receivable, net	67	99
Inventory	115	146
Prepaid expenses and other current assets	1,209	1,274
Total current assets	76,429	89,114
Property and equipment, net	1,309	1,279
Right-of-use assets	1,501	1,555
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	894	769
TOTAL ASSETS	$82,628	$95,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,354	$2,900
Accrued expenses and other liabilities	3,526	5,149
Operating lease liability, current portion	465	649
Deferred revenue, current portion	3,071	2,510
Total current liabilities	10,416	11,208
Deferred revenue, less current portion	13,865	14,923
Operating lease liability, less current portion	1,159	1,038
TOTAL LIABILITIES	25,440	27,169

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 35,784,997 and 35,777,412 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	319,509	316,903
Accumulated other comprehensive loss	(8)	(10)
Accumulated deficit	(262,317)	(248,854)
TOTAL STOCKHOLDERS’ EQUITY	57,188	68,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,628	$95,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Partnership revenue	$497	$1,019
Product revenue	123	145
Total revenue	620	1,164
Expenses:
Cost of product revenues	34	44
Research and development	9,112	8,254
Selling, general and administrative	5,897	4,411
Total expenses	15,043	12,709
Loss from operations	(14,423)	(11,545)
Other income (expense):
Interest income, net	1,016	885
Loss on fair value adjustment of warrant liability	—	(294)
(Loss) gain on fair value of strategic investments	(45)	14
Other expense	(11)	—
Total other income	960	605
Net loss	$(13,463)	$(10,940)
Net loss per share
Basic and diluted	$(0.38)	$(0.40)
Weighted-average shares used in computing net loss per share, basic and diluted	35,777,877	27,643,549
Comprehensive loss
Net loss	$(13,463)	$(10,940)
Unrealized gain (loss) on marketable securities	2	(27)
Comprehensive loss	$(13,461)	$(10,967)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2024	—	$—	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
Unrealized gain on marketable securities	—	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	2,588	—	—	2,588
Exercise of stock options	—	—	7,585	—	18	—	—	18
Net loss	—	—	—	—	—	—	(13,463)	(13,463)
Balance, March 31, 2024	—	$—	35,784,997	$4	$319,509	$(8)	$(262,317)	$57,188

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2023 (as previously reported)	35,694,179	$165,923	2,522,214	$—	$86,353	$(8)	$(199,734)	$(113,389)
Retroactive application of reverse capitalization (Note 3)	(35,694,179)	(165,923)	17,665,636	2	165,922	—	—	165,924
Balance, January 1, 2023 effect of Merger	—	—	20,187,850	2	252,275	(8)	(199,734)	52,535
Effect of Merger and recapitalization (refer to Note 3)	—	—	11,422,741	1	54,301	—	—	54,302
Reclassification of Legacy Orchestra common stock warrants to stockholders’ equity	—	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	—	1,489	—	—	1,489
Exercise of stock options	—	—	2,325	—	10	—	—	10
Exercise of warrants	—	—	128,231	—	11	—	—	11
Net loss	—	—	—	—	—	—	(10,940)	(10,940)
Balance, March 31, 2023	—	$—	31,741,147	$3	$310,459	$(35)	$(210,674)	$99,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,463)	$(10,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	71
Stock-based compensation	2,588	1,489
Loss on fair value adjustment of warrant liability	—	294
Loss (gain) on fair value of strategic investments	45	(14)
Accretion and interest related to marketable securities	(589)	(1,056)
Non-cash lease expense	54	155
Amortization of deferred financing fees	—	36
Other	11	—
Changes in operating assets and liabilities:
Accounts receivable	32	20
Inventory	31	44
Prepaid expenses and other assets	(60)	(1,497)
Accounts payable, accrued expenses and other liabilities	(1,277)	(1,795)
Operating lease liabilities – current and non-current	(63)	(169)
Deferred revenue	(497)	(1,019)
Net cash used in operating activities	(13,114)	(14,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8)	(35)
Sales of marketable securities	29,605	—
Purchases of marketable securities	(23,736)	(43,494)
Net cash provided by (used in) investing activities	5,861	(43,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	1
Proceeds from exercise of stock options	18	10
Effect of merger, net of transaction costs (Note 3)	—	56,810
Net cash provided by financing activities	18	56,821
Net decrease in cash and cash equivalents	(7,235)	(1,089)
Cash and cash equivalents, beginning of the period	30,559	19,784
Cash and cash equivalents, end of the period	$23,324	$18,695
Supplemental Disclosures of Cash Flow Information
Cash paid during the three months ended March 31:
Interest	$—	$351
Non-cash investing activities:
Increase in accounts payable, accrued expenses and other liabilities related to fixed assets	$107	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) (formerly known as Health Sciences Acquisitions Corporation 2) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s lead product candidate is BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”), also known as Atrioventricular Interval Modulation Therapy (“AVIM therapy”), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide. The Company is also developing Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

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

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product AVIM therapy that same year. AVIM therapy is a patented implantable cardiac stimulation-based treatment for hypertension that is designed to immediately, substantially and persistently lower blood pressure while simultaneously modulating autonomic nervous system responses that normally drive and maintain blood pressure higher. Refer to Note 5 for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Legacy Orchestra, BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”).

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally-invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visual and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. Operating results and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our report for the year ended December 31, 2023 together with the related notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of March 31, 2024, the Company had an accumulated deficit of $262.3 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of March 31, 2024, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital beyond the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s research and development programs.

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

The Company’s strategic investments consist of equity investments in common stock of Motus GI Holdings, Inc. (“Motus GI”), a publicly-held company and related party, and preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The Company classifies strategic investments on its balance sheet as current assets if the assets are available for use for current operations, and the Company does not have a specific plan to hold the investments for a certain duration of time. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. Therefore, the Company categorized the investments as current assets. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of March 31, 2024 and December 31, 2023, the carrying value of the investments in Vivasure was $2.5 million.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of March 31, 2024 and December 31, 2023, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of March 31, 2024 and December 31, 2023, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

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

The Company has determined that intellectual property licensed to Terumo and the research and development services to be provided to support the premarket approval by the U.S. Food and Drug Administration (the “FDA”) for the in-stent restenosis (“ISR”) indication represent a combined performance obligation that is satisfied over time, and that the appropriate method of measuring progress for purposes of recognizing revenues relates to a proportional performance model that measures the proportional performance based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the performance obligation. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At March 31, 2024 and December 31, 2023, the Company recorded a full valuation allowance on its deferred tax assets.

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

Deferred Offering and Merger Costs

Offering and merger costs, consisting of legal, accounting, printer and filing fees were deferred to be offset against proceeds received when the Business Combination was completed. As of December 31, 2023, there were no deferred transaction costs because upon the close of the Business Combination, they were recorded against net proceeds in additional paid-in capital. For further discussion on the Business Combination, see Note 3.

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three months ended March 31, 2024, the Company made $87,000 in contributions under this safe harbor 401(k) Plan.  During the three months ended March 31, 2023, the Company made $113,000 in contributions under this safe harbor 401(k) Plan.

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

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires additional income tax disclosures in the annual consolidated financial statements. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted.

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

In connection with the Business Combination, HSAC2 Holdings, LLC (the “Sponsor”) agreed that 25% or 1,000,000 shares of its shares of Company Common Stock will be forfeited to the Company (the “Forfeitable Shares”) on the first business day following the fifth anniversary of the Closing unless, as to 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30-trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30-trading day period (the “Final Milestone Event”). Further, the Sponsor and HSAC2’s other initial shareholders prior to HSAC2’s initial public offering (the “HSAC2 IPO”) agreed to subject (i) the 4,000,000 shares of Company Common Stock issued to HSAC2’s initial shareholders prior to the HSAC2 IPO (the “Insider Shares”) and (ii) the 450,000 shares of Company Common Stock purchased in a private placement simultaneously with the HSAC2 IPO (the “Private Shares”) to a lock-up for up to 12 months following the Closing, and the Sponsor forfeited 50% of its 1,500,000 warrants in HSAC2 purchased upon consummation of the HSAC2 IPO (the “Private Warrants”), comprising 750,000 Private Warrants, for no consideration, immediately prior to the Closing (the “Sponsor Forfeiture”). Pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, HSAC2 issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra (the “Officer and Director Warrants”). The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing, in each case, subject to the holder’s continued employment or service with the Company or one of its subsidiaries through such date. As of the issuance date of these financial statements, 90,000 Officer and Director Warrants have been forfeited as a result of the departures of an executive officer and a director of the Company. On April 12, 2023, the Initial Milestone Event was achieved, and, as a result, 500,000 of the Forfeitable Shares are no longer subject to forfeiture.

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

The following table reconciles the elements of the Business Combination to the Company’s condensed consolidated statements of stockholders’ equity (deficit) (in thousands):

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

4. Terumo Agreement

In June 2019, Legacy Orchestra entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications. Under the Terumo Agreement,

Legacy Orchestra received an upfront payment of $30 million and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing. The Company was initially eligible to receive up to $65 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the issuance date of these financial statements, the target achievement date for three $5 million milestone payments has already passed. In addition, due to delays in the Company’s Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, the Company and Terumo have been negotiating for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. The Company has delayed initiation of its Virtue ISR-US pivotal study, for which it secured conditional IDE approval from the FDA on August 8, 2023, until such time as the Company and Terumo restructure the Terumo Agreement in a manner that provides the Company with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we and Terumo are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from our clinical steering committee for Virtue SAB. If negotiations are not completed to the Company’s satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

Pursuant to the terms of the Terumo Agreement, Legacy Orchestra licensed intellectual property rights to Terumo and the Company is primarily responsible for completing the development of the product in the United States to support premarket approval by the FDA for the ISR indication. These research and development services to be provided by the Company include (i) manufacturing, testing and packaging the drug required for the clinical trials, (ii) supplying Terumo with information related to the design and manufacture of the delivery device and the technology transfer needed for Terumo to ultimately commence manufacture of the delivery device, and (iii) carrying out regulatory activities related to clinical trials in the United States for the ISR indication.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of March 31, 2024 and December 31, 2023, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the three months ended March 31, 2024 and 2023:

Deferred Revenue – December 31, 2023 (in thousands)	$17,433
Revenue recognized	(497)
Deferred Revenue – March 31, 2024	$16,936

Deferred Revenue – December 31, 2022	$19,539
Revenue recognized	(1,019)
Deferred Revenue – March 31, 2023	$18,520

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of March 31, 2024. The Company expects to recognize approximately $3.1 million of its deferred revenue during the next twelve months and recognize the remaining approximately $13.9 million through the remainder of the performance period, which is currently estimated to be completed in 2029 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended March 31, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $2.9 million and $3.8 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 1.2% as of March 31, 2024, as compared to the estimates as of December 31, 2023, and decreased by approximately 0.7% as of March 31, 2023, as compared to the estimates as of December 31, 2022. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a reduction of partnership revenues of $153,000 for the three months ended March 31, 2024 and an increase of partnership revenue of $81,000 for the three months ended March 31, 2023, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share, basic and diluted, for the three months ended March 31, 2024 and 2023 was de minimis.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through March 31, 2024, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

5. Medtronic Agreement

In June 2022, Legacy Orchestra, BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company will sponsor a multinational pivotal study to support regulatory approval of AVIM therapy in the Primary Field and be financially responsible for development, clinical and regulatory costs associated with this pivotal study. Medtronic is currently working with the Company to integrate AVIM therapy into its top-of-the-line, commercially available dual-chamber pacemaker system for use in the pivotal trial and will provide development, clinical and regulatory resources in support of the pivotal trial, for which the Company will reimburse Medtronic at cost.

Under the terms of the Medtronic Agreement, Medtronic will have exclusive rights to commercialize AVIM therapy-enabled pacing systems globally following receipt of regulatory approval. Medtronic would be entirely responsible for global commercialization following receipt of regulatory approvals, including manufacturing, sales, marketing and distribution costs.

The Company is expected to receive between $500 and $1,600 per AVIM therapy-enabled device sold based on a formula of the higher of (1) a fixed dollar amount per AVIM therapy-enabled device (amount varies materially on a country-by-country basis) or (2) a percentage of the AVIM therapy-generated sales. Procedures using the AVIM therapy-enabled pacemakers are expected to be billed under existing reimbursement codes.

Medtronic has a right of first negotiation through FDA approval of AVIM therapy in the Primary Field, to expand its global rights to AVIM therapy for the treatment of HTN patients not indicated for a pacemaker.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three months ended March 31, 2024 and 2023, the Company incurred approximately $1.2 million and $1.3 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $1.9 million is included within accounts payable and accrued expenses in the Company’s March 31, 2024 condensed consolidated balance sheet.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through March 31, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

6. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$5,996	$—	$—	$5,996
Investment in Motus GI (see Note 7)	23	—	—	23
Marketable securities (Corporate and Government debt securities)	—	51,691	—	51,691
Total assets	$6,019	$51,691	$—	$57,710

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$27,592	$—	$—	$27,592
Investment in Motus GI (see Note 7)	68	—	—	68
Marketable securities (Corporate and Government debt securities)	—	56,968	—	56,968
Total assets	$27,660	$56,968	$—	$84,628

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

7. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$26,511	$10	$(13)	$26,508
Government debt securities	25,187	—	(4)	25,183
Total	$51,698	$10	$(17)	$51,691

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$8,655	$—	$(8)	$8,647
Government debt securities	48,323	7	(9)	48,321
Total	$56,978	$7	$(17)	$56,968

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of March 31, 2024, $17.4 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three months ended March 31, 2024 and 2023, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company values the Motus GI investment by measuring fair value using the listed share price on the Nasdaq

Capital Market on each valuation date.

Aggregate losses of $45,000 and gains of $14,000 during the three months ended March 31, 2024 and 2023, respectively, were recorded to adjust the strategic investments in equity securities of Motus GI to its fair value of $23,000 at March 31, 2024 and $68,000 at December 31, 2023, which is classified as strategic investments within current assets on the accompanying condensed consolidated balance sheets.

The Company’s long-term strategic investments as of March 31, 2024 represent investments made in Vivasure in 2020, 2021 and 2022 that were originally recorded at cost. There were no observable price changes or impairments identified during the three months ended March 31, 2024 or three months ended March 31, 2023 related to these investments.

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

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Equipment	$1,778	$1,777
Office furniture	437	343
Leasehold improvements	164	203
Property and equipment, gross	2,379	2,323
Less accumulated depreciation and amortization	(1,070)	(1,044)
Total Property and equipment, net	$1,309	$1,279

Depreciation and amortization expense was $74,000 and $71,000 for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued compensation	$994	$2,661
Clinical trial accruals	1,532	1,409
Other accrued expenses	1,000	1,079
Total accrued expenses	$3,526	$5,149

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2024, no shares of preferred stock were outstanding.

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

As described in Note 3, the Sponsor and HSAC2’s other initial shareholders prior to the HSAC2 IPO agreed to subject (i) the 4,000,000 Insider Shares and (ii) the 450,000 Private Shares to a lock-up for up to 12 months following the Closing and the Sponsor forfeited 50% of its 1,500,000 Private Warrants, comprising 750,000 Private Warrants, for no consideration, immediately prior to the Closing. Pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, HSAC2 issued 750,000 Officer and Director Warrants to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing, in each case, subject to the holder’s continued employment or service with the Company or one of its subsidiaries through such date. As of the issuance date of these financial statements, 90,000 Officer and Director Warrants have been forfeited as a result of the departures of an executive officer and a director of the Company.

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

Period from
January 1, 2023
to January 26, 2023
Expected volatility	44 – 49%
Risk-free interest rate	3.60 – 4.80%
Remaining term in years	0.35 – 5.00
Exercise price of common warrants	$1.08 – $30.11
Common stock price	$10.63
Expected dividend yield	0%

The Company’s warrant liability related to Legacy Orchestra warrant activity rollforward is as follows, with the warrants having been converted to reflect the effect of the Merger:

	Common
(in thousands, except share data)	Warrants	Amount
Balance December 31, 2022	1,327,074	$2,089
Warrants exercised prior to the business combination	(1,163)	(10)
Change in fair value of warrants as of January 26, 2023	—	294
Warrants reclassified to equity	(1,325,911)	(2,373)
Balance December 31, 2023	—	$—

Private Warrants, Avenue Warrants and Assumed Legacy Orchestra Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of March 31, 2024 and December 31, 2023:

	Number of Shares
	March 31,	December 31,	Exercise
	2024	2023	Price	Term
Equity-classified Warrants
Legacy Orchestra Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Avenue Warrants (Note 14)	27,707	27,707	$7.67	2.50
Private Warrants Held by Sponsor	750,000	750,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees (Note 11)	660,000	660,000	$11.50	4.32
Total Outstanding	1,945,548	1,945,548

11. Stock-Based Compensation

As of March 31, 2024, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

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

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Effective Time, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of March 31, 2024, approximately 2,890,000 shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year.

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

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$509	$485
Selling, general and administrative	481	738
Total stock-based compensation	$990	$1,223

As of March 31, 2024, there was approximately $5.7 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.0 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$347	$—
Selling, general and administrative	987	50
Total stock-based compensation	$1,334	$50

As of March 31, 2024, there was approximately $9.0 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.0 years.

As previously discussed in Note 3 and Note 10, pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, the Company issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing. The estimated grant-date fair value of these warrant awards issued concurrent with the close of the Business Combination was calculated using the Black-Scholes option pricing model. Assumptions used were an expected term (in years) of 5.00, expected volatility of 50%, risk-free interest rate of 3.54%, expected dividend yield of 0%, and fair value of common stock of $10.63. During the year ended December 31, 2023, 90,000 of Officer and Director Warrants were forfeited resulting in 660,000 Officer and Director Warrants remaining outstanding at December 31, 2023. There were no forfeitures of Officer and Director Warrants during the three months ended March 31, 2024.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$120	$86
Selling, general and administrative	144	130
Total stock-based compensation	$264	$216

As of March 31, 2024, there was approximately $1.9 million of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2018 Plan and the 2023 Plan:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2024	4,438,868	$7.72	7.70	$8,186
Granted	61,258	6.06	—	—
Exercised	(7,585)	4.39	—	—
Forfeited/canceled	(2,789)	10.00	—	—
Outstanding March 31, 2024	4,489,752	$7.70	7.33	$1,375
Exercisable at March 31, 2024	2,910,607	$7.31	6.50	$1,265

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $3.97 and $4.99 per share, respectively.

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding January 1, 2024	1,701,208	$7.39
Granted	10,000	5.00
Vested	(13,100)	12.65
Forfeited/canceled	—	—
Outstanding March 31, 2024	1,698,108	$7.39

No performance-based stock awards were granted in the three months ended March 31, 2024.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.89	6.00
Expected volatility	71%	50%
Risk-free interest rate	4.17%	3.60%
Expected dividend yield	0%	0%
Fair value of common stock	$6.06	$9.63

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

Expected Volatility — The Company consummated the Business Combination on January 26, 2023 and lacks sufficient company-specific historical and implied volatility information. Therefore, it derives expected stock volatility using a weighted average blend of historical volatility of comparable peer public companies and its own historical volatility, over a period equivalent to the expected term of the stock-based awards.

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

In November 2019, Legacy Orchestra entered into a new lease agreement for approximately 5,200 square feet of office space in New York, NY. In November 2022, the Company entered into an amendment for this lease which increased the office space square footage to approximately 7,800 and amended the expiration to April 2028. Monthly fees will be between $28,000 and $40,000 for the period from commencement through expiration.

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

Operating cash flow supplemental information for the three months ended March 31, 2024:

Cash paid for amounts included in the present value of operating lease liabilities was $228,000 during the three months ended March 31, 2024 compared to $205,000 during the three months ended March 31, 2023.

As of March 31, 2024:
Weighted average remaining lease term – operating leases, in years	3.54
Weighted average discount rate – operating leases	9.21%

Operating Leases

Rent/lease expense for office and lab space was approximately $219,000 and $209,000, respectively, for the three months ended March 31, 2024 and 2023. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of March 31, 2024:

Operating
Leases
Year ending December 31:	(in thousands)
2024 (remaining nine months)	$509
2025	339
2026	464
2027	476
2028	159
Thereafter	—
Total future minimum lease payments	$1,947
Imputed interest	(323)
Total liability	$1,624

13. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the year ended December 31, 2023 and the three months ended March 31, 2024:

Vivasure Investments

In December 2020 and 2021, and April 2022, Legacy Orchestra invested in Vivasure, a related party, $183,000, $213,000, and $208,000, respectively, in the form of unsecured convertible redeemable notes. The unsecured convertible redeemable notes converted into Series D preferred stock of Vivasure in May of 2022 (Note 7).

Motus GI Investments

On September 12, 2023, Motus GI, a related party, and the Company entered into an agreement to terminate the rights of previously held royalty certificates in exchange for 701,522 additional shares of Motus GI common stock resulting in a gain of $349,000 (Note 7).

14. Debt Financing

In June 2022, Legacy Orchestra entered into the 2022 Loan and Security Agreement. The terms of the 2022 Loan and Security Agreement included a term loan of up to $20 million available in two tranches with the first tranche of $10 million that was drawn at closing in June of 2022, and a second tranche of $10 million was available at closing of the Legacy Orchestra Series D-2 Preferred Stock financing which was not drawn. Additionally, the Company may have had access to a third tranche of $30 million subject to certain financing milestones. The term loan was scheduled to mature on June 1, 2026. In addition, the lender had the right, at its discretion, but not the obligation, to convert any portion of the outstanding principal amount of the loans up to $5 million into shares of Company Common Stock at a price per share equal to $12.00 (the “Conversion Option”), subject to adjustment; provided, however, the Conversion Option could not be exercised by lender during the six (6) month period after completion of the Business Combination.

Pursuant to the terms of the 2022 Loan and Security Agreement, Legacy Orchestra issued the Avenue Warrants that will be exercisable for 100,000 shares of Company Common Stock, and the estimated fair value of the warrants of $178,000 was recorded as debt discount on the date of issuance and was being amortized to interest expense over the term of the 2022 Loan and Security Agreement. In addition, other financing costs totaling $405,000 were also recorded as debt discount and were being amortized to interest expense over the term of the facility.

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

Concurrent with the closing of the 2022 Loan and Security Agreement, Legacy Orchestra terminated and repaid an existing 2019 Loan and Security Agreement with Silicon Valley Bank (the “2019 Loan and Security Agreement”), which resulted in a loss on extinguishment of $682,000. Pursuant to the terms of the 2019 Loan and Security Agreement, Legacy Orchestra issued Silicon Valley Bank a warrant that, to the extent Legacy Orchestra made draws on the 2019 Loan and Security Agreement, was exercisable for a number of shares of Legacy Orchestra Common Stock equal to 2% of the amount drawn divided by the exercise price of $1.33 per share of Legacy Orchestra Common Stock. As a result of the draw in December of 2020, Legacy Orchestra issued 150,000 Legacy Orchestra Common Stock warrants to Silicon Valley Bank, and the estimated fair value of the warrants of $544,000 was recorded as debt discount on the date of issuance and was being amortized to interest expense over the term of the credit facility. These warrants have been exercised and are no longer outstanding. The 2019 Loan and Security Agreement accrued interest at a floating per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 1.00% or (ii) 6.25%. In addition, there was a final payment equal to 8.25% of the original aggregate principal amount which accrued over the term of the loan using the effective-interest method. Total interest expense recorded on these facilities during the three months ended March 31, 2023 was approximately $351,000 while there was no interest expense for the three months ended March 31, 2024.

On October 6, 2023, the Company terminated and repaid the 2022 Loan and Security Agreement in an aggregate amount of $10.9 million (the “Payoff Amount”), which resulted in a loss on extinguishment of approximately $1.2 million. The Payoff Amount includes $10 million of principal and approximately $849,000 of net interest, prepayment fees, and legal fees. The Company issued warrants to purchase 27,707 shares of Company Common Stock at an exercise price of $7.67 in lieu of a cash payment of approximately $212,500 of the Payoff Amount. The Company valued the Avenue Warrants using the Black-Scholes option-pricing model and determined the fair value at $66,000.

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2024 and March 31, 2023, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	4,489,752	3,944,635
Company common stock warrants	1,945,548	2,925,936
Unvested restricted stock awards	1,698,108	118,511
Conversion option	—	416,667
Forfeitable shares	500,000	1,000,000
Earnout consideration	4,000,000	8,000,000
Total	12,633,408	16,405,749

16. Subsequent Events

None.

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

The following discussion should be read together with “Special Note Regarding Forward-Looking Statements” and the Company’s unaudited condensed consolidated financial statements, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”), and the Company’s audited consolidated financial statements, together with the related notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

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

Overview

We are a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. Our partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products we develop. We are led by a highly accomplished, multidisciplinary management team and a board of directors with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team. Our lead product candidate is BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”), also known as Atrioventricular Interval Modulation Therapy (“AVIM therapy”), for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide. We have an exclusive license and collaboration agreement with Medtronic, Inc. for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We are also developing the Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. We have a strategic collaboration with Terumo Medical Corporation (“Terumo”) for the development and commercialization of Virtue SAB for the treatment of coronary and peripheral artery disease.

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds our distribution agreement with Terumo (the “Terumo Agreement”), borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million from the Terumo Agreement through March 31, 2024. We have incurred net losses each year since inception. Our net losses were $13.5 million and $10.9 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur significant losses for the foreseeable future. As of March 31, 2024, we had an accumulated deficit of $262.3 million.

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

Recent Developments

On April 30, 2023, we announced that our AVIM therapy global intellectual property estate reached 110 issued patents. The patent estate covering atrioventricular interval modulation AVIM therapy includes 37 issued U.S. patents and 73 patents outside the U.S. that collectively comprise over 1,800 claims related to the treatment of hypertension. We own additional issued patents related to Cardiac Neuromodulation Therapy™ (“CNT”) for other clinical indications and expect further patents to be granted related to AVIM therapy and CNT in the future.

Registration Statement

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of Company Common Stock in connection with the Business Combination. Pursuant to the Amended and Restated Registration Rights Agreement we entered into in connection with the closing of the Business Combination and certain warrant agreements, the Company has filed a registration statement (the “Registration Statement”) that registers, among other things, the resale of an aggregate of 18,586,201 shares of Company Common Stock, which constitutes approximately 52% of the outstanding Company Common Stock as of May 1, 2024. Additionally, some of the shares of the Company Common Stock being registered for resale were originally purchased by selling stockholders pursuant to investments in Legacy Orchestra or HSAC2 at prices considerably below the current market price of the Company Common Stock. These selling stockholders may realize a positive rate of return on the sale of their shares of Company Common Stock covered by the Registration Statement and therefore will have an incentive to sell their shares. Public shareholders may not experience a similar rate of return on shares of Company Common Stock they purchased. This discrepancy in purchase prices may have an impact on the market perception of the Company Common Stock’s value and could increase the volatility of the market price of the Company Common Stock or result in a significant decline in the public trading price of the Company Common Stock. The registration of these shares of Company Common Stock for resale creates the possibility of a significant increase in the supply of the Company Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our Common Stock.

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

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 - 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this Quarterly Report on Form 10-Q, we have already passed the target achievement dates for three $5 million milestone payments, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected regulatory delays and requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, that caused us to amend our original project plan, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement. Further, Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. We have delayed initiation of our Virtue ISR-US pivotal study, for which we secured conditional IDE approval from the FDA on August 8, 2023, until such time as we and Terumo restructure the Terumo Agreement in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we and Terumo are reviewing the design of the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from our clinical steering committee for Virtue SAB. If negotiations are not completed to our satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary in ISR indication, for which we are primarily responsible. We have recognized $13.1 million in cumulative partnership revenues from 2019 through March 31, 2024. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through March 31, 2024.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through March 31, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

In June 2022, Legacy Orchestra entered into a loan and security agreement (the “2022 Loan and Security Agreement”) with Avenue Venture Opportunities Fund, L.P. (“Avenue I”) and Avenue Venture Opportunities Fund II, L.P. (“Avenue II,” and, collectively with Avenue I, “Avenue”). As part of the 2022 Loan and Security Agreement, Legacy Orchestra paid off the balance of the 2019 Loan and Security Agreement (as defined below) with Silicon Valley Bank. The terms of the 2022 Loan and Security Agreement included a term loan of up to $20 million available in two tranches with the first tranche of $10 million that was drawn at closing in June of 2022, and a second tranche of $10 million available at closing of the Series D-2 Financing that was not drawn. Additionally, we may have had access to a third tranche of $30 million subject to certain financing milestones. The term loan had a maturity date of June 1, 2026 and accrued interest at a floating per annum rate equal to the Wall Street Journal prime rate plus 6.45%. On October 6, 2023, the 2022 Loan and Security Agreement was repaid in full and terminated. Refer to Note 14 to our Consolidated Financial Statements.

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

Loss on Fair Value Adjustment of Warrant Liability

Certain of Legacy Orchestra’s outstanding warrants contained features that required the warrants to be accounted for as liabilities. The warrants were subject to re-measurement at each balance sheet date with gains and losses reported through Legacy Orchestra’s condensed consolidated statements of operations and comprehensive loss as loss on fair value adjustment of warrant liability. Upon closing of the Business Combination, all liability classified warrants of Legacy Orchestra became equity classified on that date as they are now considered “fixed for fixed.”

Loss on Debt Extinguishment

The loss on debt extinguishment represents charges incurred as a result of the payoff of each of the 2019 Loan and Security Agreement and the 2022 Loan and Security Agreement.

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

On September 12, 2023, Motus GI and the Company entered into an agreement, pursuant to which royalty certificates previously issued to the Company and other holders were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for shares of Motus GI common stock. As a result of the agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates, which had a de minimis carrying value.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table presents our statement of operations data for the three months ended March 31, 2024 and 2023, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended March 31,
	2024	2023	Change $	Change %
Revenue:
Partnership revenue	$497	$1,019	$(522)	(51)%
Product revenue	123	145	(22)	(15)%
Total revenue	620	1,164	(544)	(47)%
Expenses:
Cost of product revenues	34	44	(10)	(23)%
Research and development	9,112	8,254	858	10%
Selling, general and administrative	5,897	4,411	1,486	34%
Total expenses	15,043	12,709	2,334	18%
Loss from operations	(14,423)	(11,545)	(2,878)	(25)%
Other income (expense):
Interest income, net	1,016	885	131	15%
Loss on fair value adjustment of warrant liability	—	(294)	294	100%
(Loss) gain on fair value of strategic investments	(45)	14	(59)	(421)%
Other expense	(11)	—	(11)	NM *
Total other income	960	605	355	59%
Net loss	$(13,463)	$(10,940)	$(2,523)	(23)%

Partnership Revenue

Partnership revenue decreased by $522,000, or approximately 51%, to $497,000 in the three months ended March 31, 2024 from $1.0 million for the three months ended March 31, 2023. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the three months ended March 31, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $2.9 million and $3.8 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 1.2% as of March 31, 2024 as compared to the estimates as of December 31, 2023, and decreased by approximately 0.7% as of March 31, 2023, as compared to the estimates as of December 31, 2022.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $22,000, or approximately 15%, to $123,000 in the three months ended March 31, 2024 from $145,000 for the three months ended March 31, 2023.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $10,000, or approximately 23%, to $34,000 in the three months ended March 31, 2024 from $44,000 for the three months ended March 31, 2023. The decrease was primarily due to decreased sales of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Personnel and consulting costs	$4,706	$4,220
Non-clinical development costs	1,971	2,730
Clinical development costs	2,435	1,304
Total research and development expenses	$9,112	$8,254

Research and development expenses increased by $858,000, or approximately 10%, to $9.1 million for the three months ended March 31, 2024 from $8.3 million for the three months ended March 31, 2023. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT pivotal study and to advance Virtue SAB into a planned pivotal study and included an increase in personnel related expenses of $82,000 due to increased headcount and associated expenses, along with increased stock-based compensation of $405,000, a decrease of $760,000 in non-clinical development costs, and an increase of $1.1 million in research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $2.8 million for the three months ended March 31, 2024 and $3.8 million for the three months ended March 31, 2023 related to the Terumo Agreement. The decrease of $1.0 million is due to decreased expense activity related to the Terumo Agreement during the 2024 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.5 million, or approximately 34%, to $5.9 million for the three months ended March 31, 2024, from $4.4 million of expense for the three months ended March 31, 2023. The increase primarily resulted from an increase in stock-based compensation of $694,000 and an increase of $536,000 of accounting, finance, legal, investor relations and public relations expenses incurred in connection with the overall growth of the business and being a public company.

Interest Income, Net

Interest income, net, increased by $131,000 to $1.0 million of income for the three months ended March 31, 2024, from $885,000 of income for the three months ended March 31, 2023. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities while the net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was $294,000 for the three months ended March 31, 2023 and was the result of the final valuation of our outstanding warrants when they had become equity classified and no longer subject to market adjustment upon the close of the Business Combination. There were no additional charges for the adjustment of fair value for warrant liability after the three months ended March 31, 2023.

(Loss) Gain on Fair Value of Strategic Investments

The (loss) gain on fair value of strategic investments was a loss of $45,000 for the three months ended March 31, 2024, as compared to a gain of $14,000 for the three months ended March 31, 2023. The amounts recognized for the three months ended March 31, 2024 and 2023 related to the change in fair value in our common stock holdings of Motus GI.

Liquidity and Capital Resources

From inception through March 31, 2024, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $13.5 million and $10.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $262.3 million. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million under the Terumo Agreement through March 31, 2024. We had $23.3 million in cash and cash equivalents at March 31, 2024, which consisted primarily of bank deposits and money market funds. We also had $51.7 million of short-term marketable securities at March 31, 2024, which consisted primarily of our investments in corporate and government debt securities.

In addition, the exercise price of our warrants, in certain circumstances, may be higher than the prevailing market price of the Company Common Stock and the cash proceeds to us associated with the exercise of our warrants are contingent upon the price of the Company Common Stock. The value of the Company Common Stock may fluctuate and may not exceed the exercise price of the warrants at any given time. As of the date of this Quarterly Report on Form 10-Q, a significant portion of our warrants are “out of the money,” meaning the exercise price is higher than the market price of the Company Common Stock. Holders of such “out of the money” warrants are not likely to exercise such warrants. As a result, we may not receive any proceeds from the exercise of such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants to fund our operations.

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

Funding Requirements

We continue to prioritize planned spending on our BackBeat CNT (AVIM therapy) program and the execution of our BACKBEAT pivotal study, for which we announced the commencement of enrollment on January 8, 2024. As previously disclosed, we have also reduced our 2024 planned spending related to our Virtue SAB program and the execution of our Virtue ISR-US pivotal study, for which we announced conditional IDE approval from the FDA on August 8, 2023. With regard to our Virtue SAB program and our planned Virtue ISR-US pivotal study, we have delayed initiation of this study until such time as we (1) consider the clinical study design implications of the recent FDA approval of BSC’s AGENT paclitaxel DCB for the treatment of coronary ISR; and (2) restructure our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from equity investment, milestone payments or other financial arrangements, which additional capital we may not receive. With regard to our AVIM therapy program and our planned BACKBEAT pivotal study, we currently expect operating expenses to increase to support clinical study costs as well as additional research and development expenses in support of future potential regulatory approval and commercialization of AVIM therapy-enabled Medtronic pacemakers.

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

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(13,114)	$(14,381)
Net cash provided by (used in) investing activities	5,861	(43,529)
Net cash provided by financing activities	18	56,821
Net decrease in cash and cash equivalents	$(7,235)	$(1,089)

Comparison of the Three Months Ended March 31, 2024 and 2023

Net Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $13.1 million and primarily consisted of our net loss of $13.5 million and changes in net operating assets and liabilities of $1.8 million, which was offset by non-cash charges of $2.2 million. Our non-cash charges primarily consisted of stock-based compensation of $2.6 million, offset by $589,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.3 million, an increase in prepaid expenses and other assets of $60,000, and a decrease in deferred revenue of $497,000.

Net cash used in operating activities for the three months ended March 31, 2023, was $14.4 million and primarily consisted of our net loss of $10.9 million, and changes in net operating assets and liabilities of $4.4 million, which was offset by non-cash charges of $975,000. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $294,000 and stock-based compensation of $1.5 million, offset by $1.0 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities were primarily due to a decrease in accounts payable and accrued expenses of $1.8 million, an increase in prepaid expenses and other assets of $1.5 million, and a decrease in deferred revenue of $1.0 million and various other immaterial changes.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $5.9 million, which primarily consisted of marketable securities purchases of $23.7 million offset by the maturities of marketable securities of $29.6 million.

Net cash used in investing activities for the three months ended March 31, 2023 was $43.5 million, which consisted of the purchase of $43.5 million of marketable securities, and $35,000 of property and equipment.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $18,000 for the three months ended March 31, 2024 was primarily attributable to exercises of stock options.

Net cash provided by financing activities of $56.8 million for the three months ended March 31, 2023 was attributable to net proceeds from the Business Combination. For additional information, see Note 3 to the Consolidated Financial Statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2024 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,947	$594	$838	$515	$—
Total	$1,947	$594	$838	$515	$—

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

We estimate the transaction price for the Terumo Agreement performance obligations based on the amount expected to be received for transferring the promised goods or services pursuant to the Terumo Agreement. The consideration includes both fixed consideration and variable consideration. At the inception of the Terumo Agreement, as well as at each reporting period, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicts the amount expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

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

We have determined that intellectual property licensed to Terumo and the research and development services to be provided to support the premarket approval by the FDA for the ISR indication represent a combined performance obligation that is satisfied over time, which is currently estimated to be completed in 2029, and that the appropriate method of measuring progress for purposes of recognizing revenues relates to a proportional performance model that measures the proportional performance based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the performance obligation. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

In the three months ended March 31, 2024, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $153,000, which resulted in an immaterial effect on net loss per share, basic and diluted. In the three months ended March 31, 2023, the impact of the changes in estimates resulted in an increase of partnership revenues of $81,000, which resulted an immaterial effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through March 31, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

●	Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. Our historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (SAB) No. 107. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.
●	Expected Volatility — We consummated the Business Combination on January 26, 2023 and lack sufficient company-specific historical and implied volatility information. Therefore, we derived expected stock volatility using a weighted average blend of historical volatility of comparable peer public companies and our own historical volatility, over a period equivalent to the expected term of the stock-based awards.

●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
●	Expected Dividend Yield — The expected dividend yield is zero as neither the Company nor Legacy Orchestra has paid, and we do not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.
●	Common Stock Valuation — Prior to the Business Combination, given the absence of a public trading market for Legacy Orchestra’s common stock, Legacy Orchestra’s board of directors considered numerous subjective and objective factors to determine the best estimate of fair value of Legacy Orchestra’s common stock underlying the stock options granted to its employees and non-employees. In determining the grant date fair value of Legacy Orchestra’s common stock, Legacy Orchestra’s board considered, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Business Combination, our board of directors determines the fair value of the Company Common Stock based on the closing price of the Company Common Stock on or around the date of grant.

During the three months ended March 31, 2024 and 2023, stock-based compensation was $2.6 million and $1.5 million, respectively. As of March 31, 2024, we had approximately $16.6 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.0 years.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described under the heading “Item 1A. Risk Factors” in the 2023 10-K, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock. There have been no material changes from the risk factors previously disclosed in the 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2	Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
10.1+#	First Amendment of Lease dated as of November 22, 2022, by and between ESRT One Grand Central Place, L.L.C., and Orchestra BioMed, Inc.
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: May 13, 2024	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)