Form 10-Q
period 2024-06-30
Orchestra BioMed Holdings, Inc.
filed 2024-08-12
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 37,824,571 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,713	$30,559
Marketable securities	41,468	56,968
Strategic investments, current portion	—	68
Accounts receivable, net	80	99
Inventory	70	146
Prepaid expenses and other current assets	1,150	1,274
Total current assets	66,481	89,114
Property and equipment, net	1,235	1,279
Right-of-use assets	1,331	1,555
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	841	769
TOTAL ASSETS	$72,383	$95,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,273	$2,900
Accrued expenses and other liabilities	4,225	5,149
Operating lease liability, current portion	350	649
Deferred revenue, current portion	3,656	2,510
Total current liabilities	14,504	11,208
Deferred revenue, less current portion	12,652	14,923
Operating lease liability, less current portion	1,102	1,038
TOTAL LIABILITIES	28,258	27,169

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 35,824,571 and 35,777,412 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	322,441	316,903
Accumulated other comprehensive loss	(23)	(10)
Accumulated deficit	(278,297)	(248,854)
TOTAL STOCKHOLDERS’ EQUITY	44,125	68,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,383	$95,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Partnership revenue	$628	$728	$1,125	$1,747
Product revenue	150	187	273	332
Total revenue	778	915	1,398	2,079
Expenses:
Cost of product revenues	44	54	78	98
Research and development	11,126	8,499	20,238	16,753
Selling, general and administrative	6,467	5,318	12,364	9,729
Total expenses	17,637	13,871	32,680	26,580
Loss from operations	(16,859)	(12,956)	(31,282)	(24,501)
Other income (expense):
Interest income, net	902	941	1,918	1,826
Loss on fair value adjustment of warrant liability	—	—	—	(294)
Loss on fair value of strategic investments	(23)	(31)	(68)	(17)
Other expense	—	—	(11)	—
Total other income	879	910	1,839	1,515
Net loss	$(15,980)	$(12,046)	$(29,443)	$(22,986)
Net loss per share
Basic and diluted	$(0.45)	$(0.35)	$(0.82)	$(0.74)
Weighted-average shares used in computing net loss per share, basic and diluted	35,800,273	34,613,466	35,789,137	31,228,323
Comprehensive loss
Net loss	$(15,980)	$(12,046)	$(29,443)	$(22,986)
Unrealized loss on marketable securities	(15)	(61)	(13)	(88)
Comprehensive loss	$(15,995)	$(12,107)	$(29,456)	$(23,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2024	—	$—	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
Unrealized gain on marketable securities	—	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	2,588	—	—	2,588
Exercise of stock options	—	—	7,585	—	18	—	—	18
Net loss	—	—	—	—	—	—	(13,463)	(13,463)
Balance, March 31, 2024	—	$—	35,784,997	$4	$319,509	$(8)	$(262,317)	$57,188
Unrealized loss on marketable securities	—	—	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	—	—	2,761	—	—	2,761
Restricted stock unit vesting	—	—	2,000	—	—	—	—	—
Exercise of stock options	—	—	37,574	—	171	—	—	171
Net loss	—	—	—	—	—	—	(15,980)	(15,980)
Balance, June 30, 2024	—	$—	35,824,571	$4	$322,441	$(23)	$(278,297)	$44,125

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2023 (as previously reported)	35,694,179	$165,923	2,522,214	$—	$86,353	$(8)	$(199,734)	$(113,389)
Retroactive application of reverse capitalization (Note 3)	(35,694,179)	(165,923)	17,665,636	2	165,921	—	—	165,923
Balance, January 1, 2023 effect of Merger	—	—	20,187,850	2	252,274	(8)	(199,734)	52,534
Effect of Merger and recapitalization (refer to Note 3)	—	—	11,422,741	1	54,301	—	—	54,302
Reclassification of Legacy Orchestra common stock warrants to stockholders’ equity	—	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	—	1,489	—	—	1,489
Exercise of stock options	—	—	2,325	—	10	—	—	10
Exercise of warrants	—	—	128,231	—	11	—	—	11
Net loss	—	—	—	—	—	—	(10,940)	(10,940)
Balance, March 31, 2023	—	$—	31,741,147	$3	$310,458	$(35)	$(210,674)	$99,752
Issuance of shares in settlement of earnout	—	—	3,999,987	1	—	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	—	—	1,707	—	—	1,707
Exercise of stock options	—	—	15,500	—	64	—	—	64
Exercise of warrants	—	—	32,279	—	22	—	—	22
Forfeiture of restricted stock awards	—	—	(45,906)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,046)	(12,046)
Balance, June 30, 2023	—	$—	35,743,007	$4	$312,251	$(96)	$(222,720)	$89,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,443)	$(22,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	144
Stock-based compensation	5,349	3,196
Loss on fair value adjustment of warrant liability	—	294
Loss on fair value of strategic investments	68	17
Accretion and interest related to marketable securities	(914)	(2,118)
Non-cash lease expense	224	313
Amortization of deferred financing fees	—	73
Other	11	—
Changes in operating assets and liabilities:
Accounts receivable	19	(75)
Inventory	76	98
Prepaid expenses and other assets	53	(723)
Accounts payable, accrued expenses and other liabilities	2,449	(1,016)
Operating lease liabilities – current and non-current	(235)	(341)
Deferred revenue	(1,125)	(1,747)
Net cash used in operating activities	(23,320)	(24,871)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(115)	(62)
Sales of marketable securities	58,788	64,200
Purchases of marketable securities	(42,388)	(99,549)
Net cash provided by (used in) investing activities	16,285	(35,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	23
Proceeds from exercise of stock options	189	74
Effect of merger, net of transaction costs (Note 3)	—	56,810
Net cash provided by financing activities	189	56,907
Net decrease in cash and cash equivalents	(6,846)	(3,375)
Cash and cash equivalents, beginning of the period	30,559	19,784
Cash and cash equivalents, end of the period	$23,713	$16,409

Supplemental Disclosures of Cash Flow Information
Cash paid during the six months ended June 30:
Interest	$—	$718

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) (formerly known as Health Sciences Acquisitions Corporation 2) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s lead product candidate is atrioventricular interval modulation (“AVIM”) therapy (also known as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide. The Company is also developing Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

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

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. Operating results and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s report for the year ended December 31, 2023 together with the related notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of June 30, 2024, the Company had an accumulated deficit of $278.3 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of June 30, 2024, and subsequent proceeds received (See Note 16), management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital beyond the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s research and development programs.

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

The Company’s strategic investments consist of equity investments in common stock of Motus GI Holdings, Inc. (“Motus GI”), a publicly-held company and related party, and preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The Company classifies strategic investments on its balance sheet as current assets if the assets are available for use for current operations, and the Company does not have a specific plan to hold the investments for a certain duration of time. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”). Therefore, the Company categorized the investments as current assets. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of June 30, 2024 and December 31, 2023, the carrying value of the investments in Vivasure was $2.5 million.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in Motus GI, marketable securities, and warrant liabilities at fair value. See Note 6 for additional information regarding fair value measurements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of June 30, 2024 and December 31, 2023, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of June 30, 2024 and December 31, 2023, an impairment charge as a result of obsolete inventory was not deemed necessary.

Research and Development Prepayments, Accruals and Related Expenses

The Company incurs costs of research and development activities conducted by its third-party service providers, which include the conduct of preclinical and clinical studies. The Company is required to estimate its prepaid and accrued research and development costs at each reporting date. These estimates are made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with the Company’s service providers. The Company determines the estimates of research and development activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers, as to the progress or stage of completion of trials or services, as of the end of the reporting period, pursuant to contracts with the third parties and the agreed upon fee to be paid for such services. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by the Company or the services are performed. Accruals are recorded for the amounts of services provided that have not yet been invoiced.

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

The Company’s revenues are currently comprised of partnership revenues from the Terumo Agreement related to the development and commercialization of Virtue SAB, and product revenue from the sale of FreeHold’s intracorporeal organ retractors.

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

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At June 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and six months ended June 30, 2024, the Company made $135,000 and $222,000, respectively, in contributions under this safe harbor 401(k) Plan. During the three and six months ended June 30, 2023, the Company made $67,000 and $181,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional income tax disclosures in the annual consolidated financial statements. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted.

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

In connection with the Business Combination, existing Legacy Orchestra stockholders also had the opportunity to elect to participate in an earnout (the “Earnout”) pursuant to which each such electing stockholder (an “Earnout Participant”) may receive a portion of additional contingent consideration of up to 8,000,000 shares of Company Common Stock in the aggregate (“Earnout Consideration”). Each Earnout Participant agreed to extend their applicable lock-up period from 6 months to 12 months after the Closing, pursuant to an Earnout Election Agreement and such Earnout Participants will collectively be entitled to receive: (i) 4,000,000 shares of the Earnout Consideration, in the aggregate, in the event that, from the time beginning immediately after the Closing until the fifth anniversary of the Closing Date (the “Earnout Period”), the Initial Milestone Event occurs; and (ii) an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, in the event that, during the Earnout Period, the Final Milestone Event occurs. Approximately 91% of Legacy Orchestra stockholders elected to participate in the Earnout. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding).

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

As previously disclosed, the Company and Terumo have been negotiating for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. The Company has delayed initiation of its Virtue ISR-US pivotal study, for which it secured conditional investigational device exemption (“IDE”) approval from the FDA on August 8, 2023, until such time as the Company and Terumo restructure the Terumo Agreement in a manner that provides the Company with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements. In addition, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, the Company and Terumo are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with input from the Company’s clinical steering committee for Virtue SAB. If negotiations are not completed to the Company’s satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of June 30, 2024 and December 31, 2023, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the six months ended June 30, 2024 and 2023:

Deferred Revenue – December 31, 2023 (in thousands)	$17,433
Revenue recognized	(1,125)
Deferred Revenue – June 30, 2024	$16,308

Deferred Revenue – December 31, 2022	$19,539
Revenue recognized	(1,747)
Deferred Revenue – June 30, 2023	$17,792

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of June 30, 2024. The Company expects to recognize approximately $3.7 million of its deferred revenue during the next twelve months and recognize the remaining approximately $12.7 million through the remainder of the performance period, which is currently estimated to be completed in 2029 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended June 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $4.0 million and $4.5 million, respectively. For the six months ended June 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $6.9 million and $8.3 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 2.8% as of June 30, 2024, as compared to the estimates as of December 31, 2023, and increased by approximately 2.5% as of June 30, 2023, as compared to the estimates as of December 31, 2022. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a reduction of partnership revenues of $220,000 and $392,000 for the three months ended June 30, 2024 and 2023, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of the changes in estimates resulted in a reduction of partnership revenues of $382,000 and $303,000 for the six months ended June 30, 2024 and 2023, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three and six months ended June 30, 2024 and 2023, respectively, was an increase of $0.01.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through June 30, 2024, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and six months ended June 30, 2024, the Company incurred approximately $1.9 million and $3.1 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $2.8 million is included within accounts payable and accrued expenses in the Company’s June 30, 2024 condensed consolidated balance sheet.  During the three and six months ended June 30, 2023, the Company incurred approximately $1.0 million and $2.3 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through June 30, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

6. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$12,463	$—	$—	$12,463
Marketable securities (Corporate and Government debt securities)	—	41,468	—	41,468
Total assets	$12,463	$41,468	$—	$53,931

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$27,592	$—	$—	$27,592
Investment in Motus GI (see Note 7)	68	—	—	68
Marketable securities (Corporate and Government debt securities)	—	56,968	—	56,968
Total assets	$27,660	$56,968	$—	$84,628

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

7. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$41,490	$13	$(35)	$41,468
Total	$41,490	$13	$(35)	$41,468

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$8,655	$—	$(8)	$8,647
Government debt securities	48,323	7	(9)	48,321
Total	$56,978	$7	$(17)	$56,968

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of June 30, 2024, $12.7 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the six months ended June 30, 2024 and 2023, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company values the Motus GI investment by measuring fair value using the listed share price on the Nasdaq Capital Market on each valuation date.

Aggregate losses of $23,000 and $31,000 during the three months ended June 30, 2024 and 2023, respectively, and aggregate losses of $68,000 and $17,000 during the six months ended June 30, 2024 and 2023, respectively, were recorded to adjust the strategic investments in equity securities of Motus GI to its fair value of zero at June 30, 2024 and $68,000 at December 31, 2023, which is classified as strategic investments within current assets on the accompanying condensed consolidated balance sheets.

The Company’s long-term strategic investments as of June 30, 2024 represent investments made in Vivasure in 2020, 2021 and 2022 that were originally recorded at cost. There were no observable price changes or impairments identified during the six months ended June 30, 2024 and 2023 related to these investments.

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

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Equipment	$1,783	$1,777
Office furniture	437	343
Leasehold improvements	159	203
Property and equipment, gross	2,379	2,323
Less accumulated depreciation and amortization	(1,144)	(1,044)
Total Property and equipment, net	$1,235	$1,279

Depreciation and amortization expense was $74,000 and $72,000 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense was $148,000 and $144,000 for the six months ended June 30, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued compensation	$1,772	$2,661
Clinical trial accruals	2,074	1,409
Other accrued expenses	379	1,079
Total accrued expenses	$4,225	$5,149

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2024, no shares of preferred stock were outstanding.

At-the-Market Offering and Shelf Registration Statement

On May 15, 2024, the Company entered into an Open Market Sale AgreementSM (“Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, up to $100 million of shares of Company Common Stock (the “ATM Shares”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.  On the same day, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”), which contains a base prospectus, covering up to a total aggregate offering price of $300 million of Company Common Stock, preferred stock, debt securities, warrants, right and/or units, and a prospectus supplement covering the offering, issuance and sale of the ATM Shares, which are included in the $300 million of securities that may be offered, issued and sold by the Company pursuant to the Shelf Registration Statement. As of June 30, 2024, no sales had been made under the Sale Agreement or the Shelf Registration Statement. However, see Note 16 (Subsequent Events).

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

The Company’s warrant liability related to Legacy Orchestra warrant activity rollforward is as follows, with the warrants having been converted to reflect the effect of the Merger:

	Common
(in thousands, except share data)	Warrants	Amount
Balance December 31, 2022	1,327,074	$2,089
Warrants exercised prior to the business combination	(1,163)	(10)
Change in fair value of warrants as of January 26, 2023	—	294
Warrants reclassified to equity	(1,325,911)	(2,373)
Balance March 31, 2023	—	—
Balance June 30, 2023	—	$—

Private Warrants, Avenue Warrants and Assumed Legacy Orchestra Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of June 30, 2024 and December 31, 2023:

	Number of Shares
	June 30,	December 31,	Exercise
	2024	2023	Price	Term
Equity-classified Warrants
Legacy Orchestra Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Avenue Warrants (Note 14)	27,707	27,707	$7.67	2.50
Private Warrants Held by Sponsor	750,000	750,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees (Note 11)	660,000	660,000	$11.50	4.32
Total Outstanding	1,945,548	1,945,548

11. Stock-Based Compensation

As of June 30, 2024, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

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

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Effective Time, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of June 30, 2024, approximately 1.4 million shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Company Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year.

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

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$308	$330	$817	$815
Selling, general and administrative	710	631	1,191	1,369
Total stock-based compensation	$1,018	$961	$2,008	$2,184

As of June 30, 2024, there was approximately $7.5 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.5 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$392	$—	$739	$—
Selling, general and administrative	1,086	498	2,073	547
Total stock-based compensation	$1,478	$498	$2,812	$547

As of June 30, 2024, there was approximately $11.6 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.4 years.

As previously discussed in Note 3 and Note 10, pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, the Company issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing. The estimated grant-date fair value of these warrant awards issued concurrent with the close of the Business Combination was calculated using the Black-Scholes option pricing model. Assumptions used were an expected term (in years) of 5.00, expected volatility of 50%, risk-free interest rate of 3.54%, expected dividend yield of 0%, and fair value of common stock of $10.63. During the year ended December 31, 2023, 90,000 of Officer and Director Warrants were forfeited resulting in 660,000 Officer and Director Warrants remaining outstanding at December 31, 2023. There were no forfeitures of Officer and Director Warrants during the three and six months ended June 30, 2024.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$121	$120	$241	$207
Selling, general and administrative	144	128	288	258
Total stock-based compensation	$265	$248	$529	$465

As of June 30, 2024, there was approximately $1.7 million of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately 1.6 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2018 Plan and the 2023 Plan:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2024	4,438,868	$7.72	7.70	$8,186
Granted	877,298	5.29	—	—
Exercised	(45,159)	4.19	—	—
Forfeited/canceled	(106,045)	10.00	—	—
Outstanding June 30, 2024	5,164,962	$7.29	7.69	$8,329
Exercisable at June 30, 2024	2,954,166	$7.35	6.63	$5,130

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $3.56 and $4.99 per share, respectively.

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding January 1, 2024	1,701,208	$7.39
Granted	796,880	5.12
Vested	(22,302)	9.19
Forfeited/canceled	—	—
Outstanding June 30, 2024	2,475,786	$6.68

No performance-based stock awards were granted in the six months ended June 30, 2024.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	6.15	6.00
Expected volatility	71%	50%
Risk-free interest rate	4.44%	3.60%
Expected dividend yield	0%	0%
Fair value of common stock	$5.29	$9.63

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

Operating cash flow supplemental information for the six months ended June 30, 2024:

Cash paid for amounts included in the present value of operating lease liabilities was $454,000 during the six months ended June 30, 2024 compared to $410,000 during the six months ended June 30, 2023.

As of June 30, 2024:
Weighted average remaining lease term – operating leases, in years	3.52
Weighted average discount rate – operating leases	9.44%

Operating Leases

Rent/lease expense for office and lab space was approximately $224,000 and $209,000 for the three months ended June 30, 2024 and 2023, respectively. Rent/lease expense for office and lab space was approximately $443,000 and $417,000 for the six months ended June 30, 2024 and 2023, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of June 30, 2024:

Operating
Leases
Year ending December 31:	(in thousands)
2024 (remaining six months)	$301
2025	339
2026	464
2027	476
2028	159
Thereafter	—
Total future minimum lease payments	$1,739
Imputed interest	(287)
Total liability	$1,452

13. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the year ended December 31, 2023 and the six months ended June 30, 2024:

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

Concurrent with the closing of the 2022 Loan and Security Agreement, Legacy Orchestra terminated and repaid an existing 2019 Loan and Security Agreement with Silicon Valley Bank (the “2019 Loan and Security Agreement”), which resulted in a loss on extinguishment of $682,000. Pursuant to the terms of the 2019 Loan and Security Agreement, Legacy Orchestra issued Silicon Valley Bank a warrant that, to the extent Legacy Orchestra made draws on the 2019 Loan and Security Agreement, was exercisable for a number of shares of Legacy Orchestra Common Stock equal to 2% of the amount drawn divided by the exercise price of $1.33 per share of Legacy Orchestra Common Stock. As a result of the draw in December of 2020, Legacy Orchestra issued 150,000 Legacy Orchestra Common Stock warrants to Silicon Valley Bank, and the estimated fair value of the warrants of $544,000 was recorded as debt discount on the date of issuance and was being amortized to interest expense over the term of the credit facility. These warrants have been exercised and are no longer outstanding. The 2019 Loan and Security Agreement accrued interest at a floating per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 1.00% or (ii) 6.25%. In addition, there was a final payment equal to 8.25% of the original aggregate principal amount which accrued over the term of the loan using the effective-interest method. Total interest expense recorded on these facilities during the three and six months ended June 30, 2023 was approximately $457,000 and $897,000, respectively, while there was no interest expense for the three and six months ended June 30, 2024.

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2024 and June 30, 2023, as their effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Stock options	5,164,962	3,821,922
Company common stock warrants	1,945,548	1,966,808
Unvested restricted stock awards	2,475,786	49,237
Conversion option	—	416,667
Forfeitable shares	500,000	500,000
Earnout consideration	4,000,000	4,000,000
Total	14,086,296	10,754,634

16. Subsequent Events

On July 11, 2024, the Company sold 2,000,000 shares of Company Common Stock under the Sale Agreement resulting in aggregate gross proceeds to the Company of approximately $15.5 million and net proceeds to the Company of approximately $15.0 million.

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

Overview

We are a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. Our partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products we develop. We are led by a highly accomplished, multidisciplinary management team and a board of directors with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team. Our lead product candidate is atrioventricular interval modulation (“AVIM”) therapy (also known as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide.

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

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from our distribution agreement with Terumo (the “Terumo Agreement”), borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million from the Terumo Agreement through June 30, 2024. We have incurred net losses each year since inception. Our net losses were $29.4 million and $23.0 million for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur significant losses for the foreseeable future. As of June 30, 2024, we had an accumulated deficit of $278.3 million.

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

Recent Developments

None.

Registration Statement

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of Company Common Stock in connection with the Business Combination. Pursuant to the Amended and Restated Registration Rights Agreement we entered into in connection with the closing of the Business Combination and certain warrant agreements, we filed a registration statement (the “Registration Statement”), which was declared effective on May 9, 2024, that registers, among other things, the resale of an aggregate of 18,586,201 shares of Company Common Stock, which constitutes approximately 49% of the outstanding Company Common Stock as of August 7, 2024. Additionally, some of the shares of the Company Common Stock being registered for resale were originally purchased by selling stockholders pursuant to investments in Legacy Orchestra or HSAC2 at prices considerably below the current market price of the Company Common Stock. These selling stockholders may realize a positive rate of return on the sale of their shares of Company Common Stock covered by the Registration Statement and therefore will have an incentive to sell their shares. Public shareholders may not experience a similar rate of return on shares of Company Common Stock they purchased. This discrepancy in purchase prices may have an impact on the market perception of the Company Common Stock’s value and could increase the volatility of the market price of the Company Common Stock or result in a significant decline in the public trading price of the Company Common Stock. The registration of these shares of Company Common Stock for resale creates the possibility of a significant increase in the supply of the Company Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our Common Stock.

Components of Our Results of Operations

Partnership Revenue

To date, our partnership revenues have related to the Terumo Agreement described below. In future periods, partnership revenues may also include revenues related to the Exclusive License and Collaboration Agreement, dated as of September 30, 2022, by and among, Legacy Orchestra, BackBeat Medical, LLC and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”), discussed in Note 5 to the Consolidated Financial Statements.

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

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary in ISR indication, for which we are primarily responsible. We have recognized $13.7 million in cumulative partnership revenues from 2019 through June 30, 2024. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through June 30, 2024.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through June 30, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

Product Revenue

Product revenues related to sales of FreeHold’s intracorporeal organ retractors and such revenues are recognized at a point-in-time upon the shipment of the product to the customer given payment terms are typically 30 days. FreeHold products are currently only sold in the United States.

Cost of Product Revenue and Gross Margin

Cost of product revenue consists primarily of costs of finished goods components for use in FreeHold’s products and assembled, warehoused and inventoried by a third-party vendor. We expect the cost of finished goods product revenue to increase in absolute terms as our revenue grows.

Our gross margin has been, and will continue to be, affected by a variety of factors, including finished goods manufactured component parts, as well as the cost to assemble and warehouse the FreeHold product finished goods inventory.

Research and Development Expenses

Research and development expenses consist of applicable personnel, consulting, materials and clinical study expenses. Research and development expenses include:

●	Certain personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation;
●	Cost of clinical studies to support new products and product enhancements, including expenses for clinical research organizations and site payments;
●	Product device materials and drug supply, and manufacturing used for internal research and development, and clinical activities;
●	Allocated overhead including facilities and information technology expenses; and
●	Cost of outside consultants who assist with device and drug development, regulatory affairs, clinical affairs and quality assurance.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other selling, general and administrative expenses include professional services fees, including legal, audit, investor/public relations, and insurance costs, outside consultants costs, employee recruiting and training costs, and non-income taxes. Moreover, we incur and expect to continue to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance and investor relations. We expect quarterly selling, general and administrative expenses, excluding stock-based compensation expense, to continue to increase as a public company.

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

Loss on Fair Value of Strategic Investments

The loss on fair value of strategic investments represents a change in the fair value of our investment in Motus GI Holdings, Inc. (“Motus GI”), a publicly-held company and related party, and preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

On September 12, 2023, we and Motus GI  entered into an agreement, pursuant to which royalty certificates previously issued to us and other holders were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for shares of Motus GI common stock. As a result of the agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates, which had a de minimis carrying value.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table presents our statement of operations data for the six months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods (in thousands):

	Six Months Ended June 30,
	2024	2023	Change $	Change %
Revenue:
Partnership revenue	$1,125	$1,747	$(622)	(36)%
Product revenue	273	332	(59)	(18)%
Total revenue	1,398	2,079	(681)	(33)%
Expenses:
Cost of product revenues	78	98	(20)	(20)%
Research and development	20,238	16,753	3,485	21%
Selling, general and administrative	12,364	9,729	2,635	27%
Total expenses	32,680	26,580	6,100	23%
Loss from operations	(31,282)	(24,501)	(6,781)	(28)%
Other income (expense):
Interest income, net	1,918	1,826	92	5%
Loss on fair value adjustment of warrant liability	—	(294)	294	100%
Loss on fair value of strategic investments	(68)	(17)	(51)	(300)%
Other expense	(11)	—	(11)	NM *
Total other income	1,839	1,515	324	21%
Net loss	$(29,443)	$(22,986)	$(6,457)	(28)%

*Note: NM denotes that the computed amount is not meaningful.

Partnership Revenue

Partnership revenue decreased by $622,000, or approximately 36%, to $1.1 million in the six months ended June 30, 2024 from $1.7 million for the six months ended June 30, 2023. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the six months ended June 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $6.9 million and $8.3 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 2.8% as of June 30, 2024 as compared to the estimates as of December 31, 2023, and increased by approximately 2.5% as of June 30, 2023, as compared to the estimates as of December 31, 2022.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $59,000, or approximately 18%, to $273,000 in the six months ended June 30, 2024 from $332,000 for the six months ended June 30, 2023.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $20,000, or approximately 20%, to $78,000 in the six months ended June 30, 2024 from $98,000 for the six months ended June 30, 2023. The decrease was primarily due to decreased sales of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Personnel and consulting costs	$9,616	$8,088
Non-clinical development costs	8,075	6,601
Clinical development costs	2,547	2,064
Total research and development expenses	$20,238	$16,753

Research and development expenses increased by $3.4 million, or approximately 21%, to $20.2 million for the six months ended June 30, 2024 from $16.8 million for the six months ended June 30, 2023. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT pivotal study and to advance Virtue SAB into a planned pivotal study and included an increase in personnel related expenses of $753,000 due to increased headcount and associated expenses, along with increased stock-based compensation of $774,000, an increase of $1.5 million in non-clinical development costs, and an increase of $483,000 in research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $6.8 million for the six months ended June 30, 2024 and $8.2 million for the six months ended June 30, 2023 related to the Terumo Agreement. The decrease of $1.4 million is due to decreased expense activity related to the Terumo Agreement during the 2024 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.6 million, or approximately 27%, to $12.4 million for the six months ended June 30, 2024, from $9.7 million of expense for the six months ended June 30, 2023. The increase primarily resulted from an increase in stock-based compensation of $1.4 million and an increase of $1.1 million of accounting, finance, legal, investor relations and public relations expenses incurred in connection with the overall growth of the business and being a public company.

Interest Income, Net

Interest income, net, increased by $92,000, or approximately 5%, to $1.9 million of income for the six months ended June 30, 2024, from $1.8 million of income for the six months ended June 30, 2023. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities while the net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was $294,000 for the six months ended June 30, 2023 and was the result of the final valuation of our outstanding warrants when they had become equity classified and no longer subject to market adjustment upon the close of the Business Combination. There were no additional charges for the adjustment of fair value for warrant liability after the six months ended June 30, 2023.

Loss on Fair Value of Strategic Investments

The loss on fair value of strategic investments was $68,000 for the six months ended June 30, 2024, as compared to a loss of $17,000 for the six months ended June 30, 2023. The amounts recognized for the six months ended June 30, 2024 and 2023 related to the change in fair value in our common stock holdings of Motus GI.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table presents our statement of operations data for the three months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended June 30,
	2024	2023	Change $	Change %
Revenue:
Partnership revenue	$628	$728	$(100)	$(14)%
Product revenue	150	187	(37)	(20)%
Total revenue	778	915	(137)	(15)%
Expenses:
Cost of product revenues	44	54	(10)	(19)%
Research and development	11,126	8,499	2,627	31%
Selling, general and administrative	6,467	5,318	1,149	22%
Total expenses	17,637	13,871	3,766	27%
Loss from operations	(16,859)	(12,956)	(3,903)	(30)%
Other income (expense):
Interest income, net	902	941	(39)	(4)%
Loss on fair value of strategic investments	(23)	(31)	8	26%
Total other income	879	910	(31)	(3)%
Net loss	$(15,980)	$(12,046)	$(3,934)	$(33)%

Partnership Revenue

Partnership revenue decreased by $100,000, or approximately 14%, to $628,000 in the three months ended June 30, 2024 from $728,000 for the three months ended June 30, 2023. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the three months ended June 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $4.0 million and $4.5 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 1.6% as of June 30, 2024 as compared to the estimates as of March 31, 2024, and increased by approximately 3.2% as of June 30, 2023, as compared to the estimates as of March 31, 2023.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $37,000, or approximately 20%, to $150,000 in the three months ended June 30, 2024 from $187,000 for the three months ended June 30, 2023.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $10,000, or approximately 19%, to $44,000 in the three months ended June 30, 2024 from $54,000 for the three months ended June 30, 2023. The decrease was primarily due to decreased sales of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Personnel and consulting costs	$4,909	$3,868
Non-clinical development costs	4,713	3,871
Clinical development costs	1,504	760
Total research and development expenses	$11,126	$8,499

Research and development expenses increased by $2.6 million, or approximately 31%, to $11.1 million for the three months ended June 30, 2024, from $8.5 million for the three months ended June 30, 2023. This is primarily due to an increase in support of ongoing work to advance BackBeat CNT and Virtue SAB into planned pivotal studies during 2024 and included an increase in personnel related expenses of $671,000 due to increased headcount and associated expenses, along with increased stock-based compensation of $370,000, an increase of $842,000 in non-clinical development costs, and an increase of $744,000 in research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $4.0 million for the three months ended June 30, 2024 and $4.4 million for the three months ended June 30, 2023 related to the Terumo Agreement. The decrease of $453,000 is due to decreased expense activity related to the Terumo Agreement during the 2024 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.2 million, or approximately 22%, to $6.5 million for the three months ended June 30, 2024, from $5.3 million of expense for the three months ended June 30, 2023. The increase was primarily due to an increase in stock-based compensation of $685,000, and an increase of $522,000 of accounting, finance, legal expenses, investor relations and public relations expenses incurred in connection with the overall growth of the business and being a public company.

Interest Income, Net

Interest income, net, decreased by $39,000, or approximately 4%, to $902,000 of income for the three months ended June 30, 2024, from $941,000 of income for the three months ended June 30, 2023. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities while the net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement.

Loss on Fair Value of Strategic Investments

The loss in fair value of strategic investments was $23,000 for the three months ended June 30, 2024, as compared to a loss of $31,000 for the three months ended June 30, 2023. The amounts recognized for the three months ended

June 30, 2024 and 2023 related to the change in fair value in our common stock holdings of Motus GI.

Liquidity and Capital Resources

From inception through June 30, 2024, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $29.4 million and $23.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $278.3 million. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. We have raised a cumulative $166.8 million in gross proceeds through the issuance of convertible preferred stock, $70.0 million in gross proceeds from the Business Combination, and have received $30.0 million under the Terumo Agreement through June 30, 2024. We had $23.7 million in cash and cash equivalents at June 30, 2024, which consisted primarily of bank deposits and money market funds. We also had $41.5 million of short-term marketable securities at June 30, 2024, which consisted primarily of our investments in corporate and government debt securities.

On May 15, 2024, we entered into an Open Market Sale AgreementSM (“Sale Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell, from time to time through the Agent, up to $100 million of shares of Company Common Stock (the “ATM Shares”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.  On the same day, we filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”), which contains a base prospectus, covering up to a total aggregate offering price of $300 million of Company Common Stock, preferred stock, debt securities, warrants, right and/or units, and a prospectus supplement covering the offering, issuance and sale of the ATM Shares, which are included in the $300 million of securities that may be offered, issued and sold by the Company pursuant to the Shelf Registration Statement. As of June 30, 2024, no sales had been made under the Sale Agreement or the Shelf Registration Statement. However, on July 11, 2024, we sold 2,000,000 shares of Company Common Stock under the Sale Agreement resulting in aggregate gross proceeds to us of approximately $15.5 million and net proceeds to us of approximately $15.0 million.

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

Based on internally prepared budget estimates that reflect our operating priorities, we anticipate that our cash, cash equivalents, marketable securities, and potential future proceeds described below are sufficient to fund our operations into the second half of 2026. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under a restructured Terumo Agreement, the Medtronic Agreement and/or future collaborations, and the realization of cash from the sale of some or all of our strategic holdings, most notably, Vivasure Medical. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including further potential cost cutting associated with our Virtue SAB program, the issuance of new equity, drawdowns on new loan facilities, and/or other financing structures. In this regard, as of the date of this Quarterly Report on Form 10-Q, we may sell from time to time, up to approximately $84.5 million of additional ATM Shares under the Sale Agreement.

As noted above, the sale of Company Common Stock pursuant to the Registration Statement may result in a decline in the value of our common stock, which may make it more difficult and more dilutive to the existing holders of our common stock to raise funds from the sale of our equity securities.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(23,320)	$(24,871)
Net cash provided by (used in) investing activities	16,285	(35,411)
Net cash provided by financing activities	189	56,907
Net decrease in cash and cash equivalents	$(6,846)	$(3,375)

Comparison of the Six Months Ended June 30, 2024 and 2023

Net Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $23.3 million and primarily consisted of our net loss of $29.4 million and changes in net operating assets and liabilities of $1.2 million, which was partially offset by non-cash charges of $4.9 million. Our non-cash charges primarily consisted of stock-based compensation of $5.3 million, partially offset by $914,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.4 million and a decrease in deferred revenue of $1.1 million.

Net cash used in operating activities for the six months ended June 30, 2023, was $24.9 million and primarily consisted of our net loss of $23.0 million, and changes in net operating assets and liabilities of $3.8 million, which was partially offset by non-cash charges of $1.9 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $294,000 and stock-based compensation of $3.2 million, partially offset by $2.1 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities were primarily due to a decrease in accounts payable and accrued expenses of $1.0 million, an increase in prepaid expenses and other assets of $723,000, and a decrease in deferred revenue of $1.7 million and various other immaterial changes.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $16.3 million, which primarily consisted of marketable securities purchases of $42.4 million offset by the maturities of marketable securities of $58.8 million.

Net cash used in investing activities for the six months ended June 30, 2023 was $35.4 million, which primarily consisted of the purchase of $99.5 million of marketable securities, offset by the sale of $64.2 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $189,000 for the six months ended June 30, 2024 was primarily attributable to exercises of stock options.

Net cash provided by financing activities of $56.9 million for the six months ended June 30, 2023 was primarily attributable to net proceeds from the Business Combination. For additional information, see Note 3 to the Consolidated Financial Statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2024 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,739	$470	$872	$397	$—
Total	$1,739	$470	$872	$397	$—

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

Our revenues are currently comprised of partnership revenues under the Terumo Agreement related to the development and commercialization of Virtue SAB, and product revenue from the sale of FreeHold’s intracorporeal organ retractors.

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

In the six months ended June 30, 2024, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $382,000, which resulted in a $0.01 effect on net loss per share, basic and diluted. In the six months ended June 30, 2023, the impact of the changes in estimates resulted in a reduction of partnership revenues of $303,000, which resulted in a $0.01 effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through June 30, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

●	Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. Our historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (SAB) No. 107. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.
●	Expected Volatility — We consummated the Business Combination on January 26, 2023 and lack sufficient company-specific historical and implied volatility information. Therefore, we derived expected stock volatility using a weighted average blend of historical volatility of comparable peer public companies and our own historical volatility, over a period equivalent to the expected term of the stock-based awards.
●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
●	Expected Dividend Yield — The expected dividend yield is zero as neither we nor Legacy Orchestra has paid, and we do not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.
●	Common Stock Valuation — Prior to the Business Combination, given the absence of a public trading market for Legacy Orchestra’s common stock, Legacy Orchestra’s board of directors considered numerous subjective and objective factors to determine the best estimate of fair value of Legacy Orchestra’s common stock underlying the stock options granted to its employees and non-employees. In determining the grant date fair value of Legacy Orchestra’s common stock, Legacy Orchestra’s board considered, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Business Combination, our board of directors determines the fair value of the Company Common Stock based on the closing price of the Company Common Stock on or around the date of grant.

During the three months ended June 30, 2024 and 2023, stock-based compensation was $2.8 million and $1.7 million, respectively. During the six months ended June 30, 2024 and 2023, stock-based compensation was $5.3 million and $3.2 million, respectively. As of June 30, 2024, we had approximately $20.8 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.4 years.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amended and Restated Bylaws

On August 7, 2024, the Board approved an amendment and restatement of the Company’s bylaws (the “A&R Bylaws”), effective immediately, to (i) reduce the quorum requirement for all meetings of stockholders of the Company from a majority of the voting power of the outstanding shares of stock of the Company entitled to vote at the meeting to one-third of the voting power of the outstanding shares of stock of the Company entitled to vote at the meeting and (ii) eliminate the requirement that the Company make a stockholder list available during a meeting of stockholders, consistent with recent amendment to the Delaware General Corporation Law.

The foregoing description of the A&R Bylaws is qualified in its entirety by reference to the full text of the A&R Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2+	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc.
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: August 12, 2024	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)