Form 10-Q
period 2024-09-30
Orchestra BioMed Holdings, Inc.
filed 2024-11-12
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 38,013,526 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing, and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under the Loan and Security Agreement we entered into in November 2024 with, among others, Hercules Capital, Inc.;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;

ii

●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our names recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to fund our operations into the second half of 2026 based on our cash, cash equivalents, marketable securities, and potential future payments or revenues discussed under the heading “Liquidity and Capital Resources—Funding Requirements” in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report;

●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the headings “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), and “Item 1A. Risk Factors” in Part II of this Quarterly Report, as well as elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,605	$30,559
Marketable securities	41,321	56,968
Strategic investments, current portion	—	68
Accounts receivable, net	115	99
Inventory	234	146
Prepaid expenses and other current assets	1,278	1,274
Total current assets	68,553	89,114
Property and equipment, net	1,254	1,279
Right-of-use assets	1,714	1,555
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	1,303	769
TOTAL ASSETS	$75,319	$95,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,723	$2,900
Accrued expenses and other liabilities	7,034	5,149
Operating lease liability, current portion	395	649
Deferred revenue, current portion	4,066	2,510
Total current liabilities	16,218	11,208
Deferred revenue, less current portion	11,439	14,923
Operating lease liability, less current portion	1,443	1,038
TOTAL LIABILITIES	29,100	27,169

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 37,942,905 and 35,777,412 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	339,840	316,903
Accumulated other comprehensive income (loss)	98	(10)
Accumulated deficit	(293,723)	(248,854)
TOTAL STOCKHOLDERS’ EQUITY	46,219	68,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,319	$95,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Partnership revenue	$803	$271	$1,928	$2,018
Product revenue	184	148	457	480
Total revenue	987	419	2,385	2,498
Expenses:
Cost of product revenues	68	41	146	139
Research and development	11,595	8,558	31,833	25,311
Selling, general and administrative	5,666	6,344	18,030	16,073
Total expenses	17,329	14,943	50,009	41,523
Loss from operations	(16,342)	(14,524)	(47,624)	(39,025)
Other income (expense):
Interest income, net	916	915	2,834	2,741
Loss on fair value adjustment of warrant liability	—	—	—	(294)
Gain (loss) on fair value of strategic investments	—	293	(68)	276
Other expense	—	—	(11)	—
Total other income	916	1,208	2,755	2,723
Net loss	$(15,426)	$(13,316)	$(44,869)	$(36,302)
Net loss per share
Basic and diluted	$(0.41)	$(0.38)	$(1.23)	$(1.11)
Weighted-average shares used in computing net loss per share, basic and diluted	37,621,495	35,243,598	36,406,635	32,586,431
Comprehensive loss
Net loss	$(15,426)	$(13,316)	$(44,869)	$(36,302)
Unrealized gain (loss) on marketable securities	121	19	108	(69)
Comprehensive loss	$(15,305)	$(13,297)	$(44,761)	$(36,371)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2024	—	$—	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
Unrealized gain on marketable securities	—	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	2,588	—	—	2,588
Exercise of stock options	—	—	7,585	—	18	—	—	18
Net loss	—	—	—	—	—	—	(13,463)	(13,463)
Balance, March 31, 2024	—	$—	35,784,997	$4	$319,509	$(8)	$(262,317)	$57,188
Unrealized loss on marketable securities	—	—	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	—	—	2,761	—	—	2,761
Restricted stock unit vesting	—	—	2,000	—	—	—	—	—
Exercise of stock options	—	—	37,574	—	171	—	—	171
Net loss	—	—	—	—	—	—	(15,980)	(15,980)
Balance, June 30, 2024	—	$—	35,824,571	$4	$322,441	$(23)	$(278,297)	$44,125
At-the-Market offering, net of issuance costs of $465	—	—	2,000,000	—	15,035	—	—	15,035
Unrealized gain on marketable securities	—	—	—	—	—	121	—	121
Stock-based compensation	—	—	—	—	2,364	—	—	2,364
Restricted stock unit vesting	—	—	118,334	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,426)	(15,426)
Balance, September 30, 2024	—	$—	37,942,905	$4	$339,840	$98	$(293,723)	$46,219

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2023 (as previously reported)	35,694,179	$165,923	2,522,214	$—	$86,353	$(8)	$(199,734)	$(113,389)
Retroactive application of reverse capitalization (Note 3)	(35,694,179)	(165,923)	17,665,636	2	165,921	—	—	165,923
Balance, January 1, 2023 effect of Merger	—	—	20,187,850	2	252,274	(8)	(199,734)	52,534
Effect of Merger and recapitalization (refer to Note 3)	—	—	11,422,741	1	54,301	—	—	54,302
Reclassification of Legacy Orchestra common stock warrants to stockholders’ equity	—	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	—	—	1,489	—	—	1,489
Exercise of stock options	—	—	2,325	—	10	—	—	10
Exercise of warrants	—	—	128,231	—	11	—	—	11
Net loss	—	—	—	—	—	—	(10,940)	(10,940)
Balance, March 31, 2023	—	$—	31,741,147	$3	$310,458	$(35)	$(210,674)	$99,752
Issuance of shares in settlement of earnout	—	—	3,999,987	1	—	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	—	—	1,707	—	—	1,707
Exercise of stock options	—	—	15,500	—	64	—	—	64
Exercise of warrants	—	—	32,279	—	22	—	—	22
Forfeiture of restricted stock awards	—	—	(45,906)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,046)	(12,046)
Balance, June 30, 2023	—	$—	35,743,007	$4	$312,251	$(96)	$(222,720)	$89,439
Unrealized gain on marketable securities	—	—	—	—	—	19	—	19
Stock-based compensation	—	—	—	—	3,510	—	—	3,510
Exercise of stock options	—	—	965	—	4	—	—	4
Net loss	—	—	—	—	—	—	(13,316)	(13,316)
Balance, September 30, 2023	—	$—	35,743,972	$4	$315,765	$(77)	$(236,036)	$79,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,869)	$(36,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	215
Stock-based compensation	7,713	6,706
Loss on fair value adjustment of warrant liability	—	294
Loss (gain) on fair value of strategic investments	68	(276)
Accretion and interest related to marketable securities	(1,270)	(3,181)
Non-cash lease expense	505	473
Amortization of deferred financing fees	—	109
Other	11	—
Changes in operating assets and liabilities:
Accounts receivable	(16)	10
Inventory	(88)	139
Prepaid expenses and other assets	(537)	(458)
Accounts payable, accrued expenses and other liabilities	3,681	(348)
Operating lease liabilities – current and non-current	(514)	(516)
Deferred revenue	(1,928)	(2,018)
Net cash used in operating activities	(37,020)	(35,153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(183)	(81)
Sales of marketable securities	69,401	115,690
Purchases of marketable securities	(52,376)	(138,073)
Net cash provided by (used in) investing activities	16,842	(22,464)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-The-Market offering, net of issuance costs	15,035	—
Proceeds from exercise of warrants	—	23
Proceeds from exercise of stock options	189	78
Effect of merger, net of transaction costs (Note 3)	—	56,810
Net cash provided by financing activities	15,224	56,911
Net decrease in cash and cash equivalents	(4,954)	(706)
Cash and cash equivalents, beginning of the period	30,559	19,784
Cash and cash equivalents, end of the period	$25,605	$19,078

Supplemental Disclosures of Cash Flow Information
Cash paid during the nine months ended September 30:
Interest	$—	$1,098
Supplemental disclosure of noncash activities
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$665	$—
Increase in accounts payable, accrued expenses and other liabilities related to fixed assets	$27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) (formerly known as Health Sciences Acquisitions Corporation 2) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s flagship product candidates are atrioventricular interval modulation (“AVIM”) therapy (also known as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

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

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024 together with the related notes thereto.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of September 30, 2024, the Company had an accumulated deficit of $293.7 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of September 30, 2024, and subsequent proceeds received (see Note 16), management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital beyond the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s research and development programs.

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

The Company will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of HSAC2, (2) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which the Company is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock of the Company, par value $0.0001 per share (“Company Common Stock”) held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, the fair value of stock-based compensation, research and development costs incurred, the fair value of the warrant liability, and the estimated costs to complete the combined performance obligation pursuant to the Terumo Agreement (see Note 4).

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

The Company’s strategic investments consist of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of September 30, 2024 and December 31, 2023, the carrying value of the investments in Vivasure was $2.5 million. The Company’s strategic investments previously included shares held in Motus GI Holdings, Inc. (“Motus GI”), formerly a publicly held company which announced its liquidation and dissolution in the second quarter of 2024. The Company had classified these strategic investments in Motus GI on its balance sheet as current assets.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in marketable securities, and warrant liabilities at fair value. See Note 6 for additional information regarding fair value measurements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of September 30, 2024 and December 31, 2023, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of September 30, 2024 and December 31, 2023, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. Since the Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (see Note 3), unvested restricted stock awards and restricted stock units. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares (as defined in Note 3)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At September 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and nine months ended September 30, 2024, the Company made $85,000 and $307,000, respectively, in contributions under this safe harbor 401(k) Plan. During the three and nine months ended September 30, 2023, the Company made $98,000 and $279,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 requires companies to disclose all annual disclosures about segments in interim periods. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

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

3. Business Combination and Recapitalization

On January 26, 2023, Legacy Orchestra and HSAC2 consummated the Business Combination, with Legacy Orchestra surviving as a wholly owned subsidiary of HSAC2. As part of the Business Combination, HSAC2 changed its name to Orchestra BioMed Holdings, Inc. Upon the closing of the Business Combination (the “Closing”), the Company’s certificate of incorporation provided for, among other things, a total number of authorized shares of capital stock of 350,000,000 shares, of which 340,000,000 shares were designated Company Common Stock, and of which 10,000,000 shares were designated preferred stock, $0.0001 par value per share.

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

The following table details the number of shares of Company Common Stock issued immediately following the consummation of the Business Combination:

Number of
Shares
Common stock of HSAC2, outstanding prior to the Business Combination	6,762,117
Less: Redemption of HSAC2 shares	(1,597,888)
Company Common Stock held by former HSAC2 shareholders	5,164,229
HSAC2 sponsor shares	4,450,000
Shares issued related to Backstop Agreement	1,808,512
Total shares outstanding prior to issuance of merger consideration to Legacy Orchestra stockholders	11,422,741
Shares issued to Legacy Orchestra stockholders – Company Common Stock(1)	20,191,338
Total shares of Company Common Stock immediately after Business Combination(2)	31,614,079
(1)	The number of shares of Company Common Stock issued to Legacy Orchestra equity holders was determined based on (i) 2,522,214 shares of Legacy Orchestra Common Stock outstanding immediately prior to the closing of the Business Combination converted based on the Exchange Ratio and (ii) 35,694,179 shares of Legacy Orchestra Preferred Stock outstanding immediately prior to the Closing, which pursuant to their terms converted into Legacy Orchestra Common Stock immediately prior to the Closing and then converted into Company Common Stock based on the Exchange Ratio. All fractional shares were rounded down.
(2)	Excludes 8,000,000 shares of Company Common Stock issued or to be issued based on satisfaction of the Initial Milestone Event and the Final Milestone Event. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding).

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of September 30, 2024 and December 31, 2023, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the nine months ended September 30, 2024 and 2023 (in thousands):

Deferred Revenue – December 31, 2023	$17,433
Revenue recognized	(1,928)
Deferred Revenue – September 30, 2024	$15,505

Deferred Revenue – December 31, 2022	$19,539
Revenue recognized	(2,018)
Deferred Revenue – September 30, 2023	$17,521

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of September 30, 2024. The Company expects to recognize approximately $4.1 million of its deferred revenue during the next twelve months and recognize the remaining approximately $11.4 million through the remainder of the performance period, which is currently estimated to be completed in 2029 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended September 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $3.6 million and $3.4 million, respectively. For the nine months ended September 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $10.5 million and $11.7 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 2.6% as of September 30, 2024, as compared to the estimates as of December 31, 2023, and increased by approximately 7.0% as of September 30, 2023, as compared to the estimates as of December 31, 2022. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in an increase of partnership revenues of $33,000 and a decrease of $558,000 for the three months ended September 30, 2024 and 2023, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of the changes in estimates resulted in a reduction of partnership revenues of $371,000 and $882,000 for the nine months ended September 30, 2024 and 2023, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three months ended September 30, 2024 was de minimis and for the nine months ended September 30, 2024 was an increase of $0.01. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three and nine months ended September 30, 2023 was an increase of $0.02 and $0.03, respectively.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through September 30, 2024, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

5. Medtronic Agreement

In June 2022, Legacy Orchestra, BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of antihypertensive medications (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company will sponsor a multinational pivotal study, which has commenced, to support regulatory approval of AVIM therapy in the Primary Field and be financially responsible for development, clinical and regulatory costs associated with this pivotal study. AVIM therapy has been integrated into the Medtronic top-of-the-line, commercially available dual-chamber pacemaker system specifically for use in the pivotal trial and will provide development, clinical and regulatory resources in support of the pivotal trial, for which the Company will reimburse Medtronic at cost.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and nine months ended September 30, 2024, the Company incurred approximately $2.8 million and $5.9 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $4.3 million is included within accounts payable and accrued expenses in the Company’s September 30, 2024 condensed consolidated balance sheet. During the three and nine months ended September 30, 2023, the Company incurred approximately $854,000 and $3.1 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through September 30, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

6. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$13,231	$—	$—	$13,231
Marketable securities (Corporate debt securities)	—	41,321	—	41,321
Total assets	$13,231	$41,321	$—	$54,552

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$27,592	$—	$—	$27,592
Investment in Motus GI (see Note 7)	68	—	—	68
Marketable securities (Corporate and Government debt securities)	—	56,968	—	56,968
Total assets	$27,660	$56,968	$—	$84,628

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

7. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$41,223	$100	$(2)	$41,321
Total	$41,223	$100	$(2)	$41,321

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$8,655	$—	$(8)	$8,647
Government debt securities	48,323	7	(9)	48,321
Total	$56,978	$7	$(17)	$56,968

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of September 30, 2024, $5.6 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three and nine months ended September 30, 2024, the Company recognized realized gains of $10,000 and $11,000, respectively, on its marketable securities. For the nine months ended September 30, 2023, the Company recognized realized losses on its marketable securities of $102,000 but did not recognize any realized gains or losses for the three months ended September 30, 2023.

Strategic Investments

The Company’s long-term strategic investments as of September 30, 2024 represent investments made in Vivasure in 2020, 2021 and 2022 that were originally recorded at cost. There were no observable price changes or impairments identified during the nine months ended September 30, 2024 and 2023 related to these investments.

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

The Company measured the fair value of its historic strategic investment in equity securities of Motus GI using the listed share price on the Nasdaq Capital Market on each valuation date until Motus GI announced its liquidation and dissolution during the second quarter of 2024. In the second quarter of 2024, the Company recorded the carrying value of the Motus GI investment to zero representing aggregate losses of $68,000 for the nine months ended September 30, 2024. There were no further adjustments to the Motus GI investment during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, aggregate losses of $293,000 and $276,000, respectively, were recorded to adjust the Motus GI investment to $68,000 at December 31, 2023. The Motus GI investment is classified as strategic investments within current assets on the accompanying condensed consolidated balance sheets.

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Equipment	$1,878	$1,777
Office furniture	437	343
Leasehold improvements	158	203
Property and equipment, gross	2,473	2,323
Less accumulated depreciation and amortization	(1,219)	(1,044)
Total Property and equipment, net	$1,254	$1,279

Depreciation and amortization expense was $76,000 and $71,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense was $224,000 and $215,000 for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued compensation	$2,630	$2,661
Clinical trial accruals	3,228	1,409
Other accrued expenses	1,176	1,079
Total accrued expenses	$7,034	$5,149

9. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Company Common Stock.

As discussed in Note 3, the Company has retroactively adjusted the shares issued and outstanding prior to January 26, 2023 to give effect to the Exchange Ratio to determine the number of shares of Company Common Stock into which they were converted.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2024, no shares of preferred stock were outstanding.

At-the-Market Offering and Shelf Registration Statement

On May 15, 2024, the Company entered into an Open Market Sale AgreementSM (the “Prior Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time through Jefferies, up to $100 million of shares of Company Common Stock (the “Prior ATM Shares”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.

Also on May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”), which contains a base prospectus, covering up to a total aggregate offering price of $300 million of Company Common Stock, preferred stock, debt securities, warrants, right and/or units, and a prospectus supplement that covered the offering, issuance and sale of the Prior ATM Shares, which are included in the $300 million of securities that may be offered, issued and sold by the Company pursuant to the Shelf Registration Statement.

On July 11, 2024, the Company sold 2,000,000 shares of Company Common Stock under the Prior Agreement resulting in aggregate gross proceeds to the Company of approximately $15.5 million and net proceeds to the Company of approximately $15.0 million.

On August 12, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which the Company may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Offering is being made pursuant to the Shelf Registration Statement, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024, a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024 filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024. As of September 30, 2024, no sales had been made under the Sales Agreement.

Termination of Prior Agreement

In connection with the entry into the Sales Agreement, on August 12, 2024, the Company terminated the Prior Agreement between the Company and Jefferies (the “Termination”), in accordance with its terms and with the mutual agreement of Jefferies. The purpose of the Termination is to eliminate restrictions under certain SEC rules relating to the publication or dissemination of new research reports on the Company’s business by Jefferies in light of its role as sales agent under the Prior Agreement. The Company had $84.5 million remaining available under the Prior Agreement. The Company cannot make any further sales of Company Common Stock pursuant to the Prior Agreement.

10. Warrants

The Company evaluates its outstanding warrants to determine if the instruments qualify for equity or liability classification.

Private Warrants

Prior to the Merger, HSAC2 had outstanding 1,500,000 Private Warrants, which were issued in connection with the HSAC2 IPO to the Sponsor. Each Private Warrant entitles the holder thereof to purchase one share of Company Common Stock at a price of $11.50 per share, subject to adjustment as provided therein. The Private Warrants became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination. Each Private Warrant is non-redeemable and may be exercised on a cashless basis. Since these warrants are indexed to the Company’s publicly traded Company Common Stock, they are classified within equity.

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

Period from
January 1, 2023
to January 26, 2023
Expected volatility	44 – 49%
Risk-free interest rate	3.60 – 4.80%
Remaining term in years	0.35 – 5.00
Exercise price of common warrants	$1.08 – $30.11
Company Common Stock price	$10.63
Expected dividend yield	0%

The Company’s warrant liability related to Legacy Orchestra warrant activity rollforward is as follows, with the warrants having been converted to reflect the effect of the Merger:

	Common
(in thousands, except share data)	Warrants	Amount
Balance December 31, 2022	1,327,074	$2,089
Warrants exercised prior to the business combination	(1,163)	(10)
Change in fair value of warrants as of January 26, 2023	—	294
Warrants reclassified to equity	(1,325,911)	(2,373)
Balance March 31, 2023	—	—
Balance June 30, 2023	—	—
Balance September 30, 2023	—	$—

Private Warrants, Avenue Warrants and Assumed Legacy Orchestra Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of September 30, 2024 and December 31, 2023:

	Number of Shares
	September 30,	December 31,	Exercise
	2024	2023	Price	Term
Equity-classified Warrants
Legacy Orchestra Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Avenue Warrants (Note 14)	27,707	27,707	$7.67	2.50
Private Warrants Held by Sponsor	750,000	750,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees (Note 11)	660,000	660,000	$11.50	4.32
Total Outstanding	1,945,548	1,945,548

11. Stock-Based Compensation

As of September 30, 2024, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

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

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Effective Time, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of September 30, 2024, approximately 1.2 million shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Company Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Company Common Stock, and (iii) such number of shares of Company Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year.

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

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$514	$391	$1,331	$1,206
Selling, general and administrative	637	610	1,828	1,979
Total stock-based compensation	$1,151	$1,001	$3,159	$3,185

As of September 30, 2024, there was approximately $7.3 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.5 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$202	$643	$941	$643
Selling, general and administrative	747	1,595	2,820	2,142
Total stock-based compensation	$949	$2,238	$3,761	$2,785

As of September 30, 2024, there was approximately $10.7 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.3 years.

As previously discussed in Note 3 and Note 10, pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, the Company issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing. The estimated grant-date fair value of these warrant awards issued concurrent with the close of the Business Combination was calculated using the Black-Scholes option pricing model. Assumptions used were an expected term (in years) of 5.00, expected volatility of 50%, risk-free interest rate of 3.54%, expected dividend yield of 0%, and the fair value of the Company Common Stock of $10.63. During the year ended December 31, 2023, 90,000 Officer and Director Warrants were forfeited resulting in 660,000 Officer and Director Warrants remaining outstanding at December 31, 2023. There were no forfeitures of Officer and Director Warrants during the three and nine months ended September 30, 2024.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$120	$120	$361	$328
Selling, general and administrative	144	150	432	408
Total stock-based compensation	$264	$270	$793	$736

As of September 30, 2024, there was approximately $1.4 million of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately 1.3 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2018 Plan and the 2023 Plan:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2024	4,438,868	$7.72	7.70	$8,186
Granted	1,089,535	5.59	—	—
Exercised	(45,159)	4.19	—	—
Forfeited/canceled	(106,045)	10.00	—	—
Outstanding September 30, 2024	5,377,199	$7.27	7.53	$1,280
Exercisable at September 30, 2024	3,306,947	$7.44	6.59	$1,098

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $3.77 and $4.01 per share, respectively.

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding January 1, 2024	1,701,208	$7.39
Granted	809,744	5.14
Vested	(144,577)	7.60
Forfeited/canceled	—	—
Outstanding September 30, 2024	2,366,375	$6.64

No performance-based stock awards were granted in the nine months ended September 30, 2024.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	6.12	6.09
Expected volatility	72%	46%
Risk-free interest rate	4.35%	3.86%
Expected dividend yield	0%	0%
Fair value of Company Common Stock	$5.59	$8.19

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

Expected Dividend Yield — The expected dividend yield is zero as neither the Company nor Legacy Orchestra has paid, and the Company does not anticipate paying, any dividends on its Company Common Stock in the foreseeable future.

Fair Value of Common Stock — Prior to the Business Combination, as the Legacy Orchestra Common Stock has not historically been publicly traded, its board of directors periodically estimated the fair value of its common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the Business Combination, the Company utilizes the price of its publicly-traded Company Common Stock to determine the grant date fair value of awards.

12. Leases

Office Lease

In August 2024, the Company entered into an additional addendum to the lease agreement for office space in New Hope, PA originally entered into by Legacy Orchestra in December 2009 (as amended, the “New Hope Lease”). The New Hope Lease covers 8,052 square feet and will expire in September 2027. Monthly fees under the New Hope Lease will be between $17,000 and $19,000 for the period from the August 2024 addendum through expiration.

In November 2019, Legacy Orchestra entered into a new lease agreement for approximately 5,200 square feet of office space in New York, NY. In November 2022, Legacy Orchestra entered into an amendment for this lease which increased the office space square footage to approximately 7,800 and amended the expiration to April 2028. Monthly fees will be between $28,000 and $40,000 for the period from commencement through expiration.

In January 2020, Legacy Orchestra entered into an agreement for the use of portions of the office space of Motus GI, a former related party, in Fort Lauderdale, Florida. In May 2022, Legacy Orchestra entered into an amendment for this lease which amended the expiration to November 2024. Monthly fees were between $7,000 and $23,000 for the period from commencement of the amendment through expiration. The amount paid is estimated to be proportionate to the percentage of space used by the Company applied to the monthly rent paid by Motus GI to its landlord.

In September 2024, the Company entered into a new lease for 6,496 square feet of office space in Fort Lauderdale, Florida which includes the previously leased office space from Motus GI. The agreement will expire in December 2027. The monthly fees will commence in November 2024, the commencement date of the agreement, and will be between $16,000 and $17,000 for the period from commencement through expiration.

Operating cash flow supplemental information for the nine months ended September 30, 2024:

Cash paid for amounts included in the present value of operating lease liabilities was $681,000 during the nine months ended September 30, 2024 compared to $669,000 during the nine months ended September 30, 2023.

As of September 30, 2024:
Weighted average remaining lease term – operating leases, in years	3.39
Weighted average discount rate – operating leases	9.91%

Operating Leases

Rent/lease expense for office and lab space was approximately $230,000 and $209,000 for the three months ended September 30, 2024 and 2023, respectively. Rent/lease expense for office and lab space was approximately $672,000 and $626,000 for the nine months ended September 30, 2024 and 2023, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of September 30, 2024:

Operating
Leases
Year ending December 31:	(in thousands)
2024 (remaining three months)	$144
2025	551
2026	682
2027	643
2028	159
Thereafter	—
Total future minimum lease payments	$2,179
Imputed interest	(341)
Total liability	$1,838

13. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with current related parties during the year ended December 31, 2023 and the nine months ended September 30, 2024:

Motus GI Investments

On September 12, 2023, Motus GI, a former related party, and the Company entered into an agreement to terminate the rights of previously held royalty certificates in exchange for 701,522 additional shares of Motus GI common stock resulting in a gain of $349,000 (see Note 7).

Following the announcement of its liquidation and dissolution in the second quarter of 2024, on August 9, 2024, Motus GI filed a Form 15 with the SEC to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to suspend its reporting obligations under Section 15(d) of the Exchange Act. As a result of its liquidation and dissolution, the Company has concluded that Motus GI is no longer a related party.

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

Concurrent with the closing of the 2022 Loan and Security Agreement, Legacy Orchestra terminated and repaid an existing 2019 Loan and Security Agreement with Silicon Valley Bank (the “2019 Loan and Security Agreement”), which resulted in a loss on extinguishment of $682,000. Pursuant to the terms of the 2019 Loan and Security Agreement, Legacy Orchestra issued Silicon Valley Bank a warrant that, to the extent Legacy Orchestra made draws on the 2019 Loan and Security Agreement, was exercisable for a number of shares of Legacy Orchestra Common Stock equal to 2% of the amount drawn divided by the exercise price of $1.33 per share of Legacy Orchestra Common Stock. As a result of the draw in December of 2020, Legacy Orchestra issued 150,000 Legacy Orchestra Common Stock warrants to Silicon Valley Bank, and the estimated fair value of the warrants of $544,000 was recorded as debt discount on the date of issuance and was being amortized to interest expense over the term of the credit facility. These warrants have been exercised and are no longer outstanding. The 2019 Loan and Security Agreement accrued interest at a floating per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 1.00% or (ii) 6.25%. In addition, there was a final payment equal to 8.25% of the original aggregate principal amount which accrued over the term of the loan using the effective-interest method. Total interest expense recorded on these facilities during the three and nine months ended September 30, 2023 was approximately $469,000 and $1.4 million, respectively, while there was no interest expense for the three and nine months ended September 30, 2024.

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2024 and September 30, 2023, as their effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Stock options	5,377,199	4,579,065
Company common stock warrants	1,945,548	1,934,258
Unvested restricted stock awards	2,366,375	1,740,221
Conversion option	—	416,667
Forfeitable shares	500,000	500,000
Earnout consideration	4,000,000	4,000,000
Total	14,189,122	13,170,211

16. Subsequent Events

On November 6, 2024 (the “Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Borrower”) entered into a Loan and Security Agreement (the “2024 LSA”), by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Lenders”), and Hercules Capital, Inc., as administrative agent and collateral agent for itself and the Lenders. The 2024 LSA provides a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million that was drawn on the Closing Date, a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, the Company may have access to a fourth tranche of $20.0 million subject to future approval.

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the Prime Rate (as reported in The Wall Street Journal) plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an initial two year interest-only period, followed by 24 monthly principal payments plus interest, although the interest-only period can be extended under certain circumstances set forth in the 2024 LSA. In addition, the Company will pay an end of term charge of 6.35% upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

In connection with the entry into the 2024 LSA, on the Closing Date, the Company issued each of the Lenders a warrant to purchase Company Common Stock (each a “Warrant” and, collectively, the “Warrants”). Pursuant to the terms of the Warrants, each Lender may purchase that number of shares of Company Common Stock equal to (i)(x) 0.02, multiplied by (y) the aggregate principal amount of all Term Loan Advances (as defined in the 2024 LSA) made to the Company by the applicable Lender, divided by (ii) $5.74, which is the Exercise Price of the Warrants. Each Warrant is exercisable for seven years from the Closing Date.

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

The following discussion should be read together with “Special Note Regarding Forward-Looking Statements” and the Company’s unaudited condensed consolidated financial statements, together with the related notes thereto, included elsewhere in this Quarterly Report (the “Consolidated Financial Statements”), and the Company’s audited consolidated financial statements, together with the related notes thereto, included in the 2023 10K.

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

Our flagship product candidates are atrioventricular interval modulation (“AVIM”) therapy (also known as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic, Inc. for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of antihypertensive medications, and we have a strategic collaboration with Terumo Medical Corporation (“Terumo”) for the development and commercialization of Virtue SAB for the treatment of coronary and peripheral artery disease.

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from our distribution agreement with Terumo (the “Terumo Agreement”), borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). Through September 30, 2024, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million from the Terumo Agreement. We have incurred net losses each year since inception. Our net losses were $44.9 million and $36.3 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur significant losses for the foreseeable future. As of September 30, 2024, we had an accumulated deficit of $293.7 million.

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

Recent Developments

At the Market Offerings

On May 15, 2024, we entered into an Open Market Sale AgreementSM (the “Prior Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we were able to offer and sell, from time to time through Jefferies, up to $100 million of shares of Company Common Stock by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. In connection with the entry into the Sales Agreement (as defined below), on August 12, 2024, we terminated the Prior Agreement with Jefferies (the “Termination”), in accordance with its terms and with the mutual agreement of Jefferies. The purpose of the Termination was to eliminate restrictions under certain SEC rules relating to the publication or dissemination of new research reports on our business by Jefferies in light of its role as sales agent under the Prior Agreement. Prior to the Termination, $15.5 million of shares of Company Common Stock had been sold under the Prior Agreement, with $84.5 million remaining available under the Prior Agreement. We cannot make any further sales of Company Common Stock pursuant to the Prior Agreement.

On August 12, 2024, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which we may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Offering is being made pursuant to a shelf registration statement on Form S-3, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024 (the “Shelf Registration Statement”), a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024, filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024. As of September 30, 2024, no sales had been made under the Sales Agreement.

2024 Loan and Security Agreement

On November 6, 2024 (the “Closing Date”), we and certain of our subsidiaries (together with us, the “Borrower”) entered into a Loan and Security Agreement (the “2024 LSA”), by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Lenders. The 2024 LSA provides a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million that was drawn on the Closing Date, a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, we may have access to a fourth tranche of $20.0 million subject to future approval.

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the Prime Rate (as reported in The Wall Street Journal) plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an initial two year interest-only period, followed by 24 monthly principal payments plus interest, although the interest-only period can be extended under certain circumstances set forth in the 2024 LSA. In addition, we will pay an end of term charge of 6.35% upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

In connection with the entry into the 2024 LSA, on the Closing Date, we issued each of the Lenders a warrant to purchase Company Common Stock (each a “Warrant” and, collectively, the “Warrants”). Pursuant to the terms of the Warrants, each Lender may purchase that number of shares of Company Common Stock equal to (i)(x) 0.02, multiplied by (y) the aggregate principal amount of all Term Loan Advances (as defined in the 2024 LSA) made to us by the applicable Lender, divided by (ii) $5.74, which is the Exercise Price of the Warrants. Each Warrant is exercisable for seven years from the Closing Date.

BACKBEAT Pivotal Study Amendment

We are currently implementing an amendment to the BACKBEAT global pivotal study protocol with existing and newly activated study sites that was approved by the U.S. FDA during the third quarter of 2024. The protocol amendment is intended to improve patient engagement processes and significantly expand the window for screening and enrolling patients. Specifically, the updated protocol allows patients to consent and have initial blood pressure assessment prior to pacemaker implant and be screened and enrolled 30 days prior to and up to 365 days post-implant procedure. Previously, patients could not consent prior to implant and could only be screened and enrolled up to 90 days post-implant, substantially limiting the pool of eligible patients. The updated protocol also streamlines site coordinator and patient visit activities. We are evaluating the impact of the protocol amendment on the rate of enrollment and anticipate providing an update on the timeline for completion of enrollment at the time of filing of our Annual Report on Form 10-K for the year ending December 31, 2024, which we expect to file at the end of the first quarter of 2025.

Registration Statement

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of Company Common Stock in connection with the Business Combination. Pursuant to the Amended and Restated Registration Rights Agreement we entered into in connection with the closing of the Business Combination and certain warrant agreements, we filed a registration statement (the “Registration Statement”), which was declared effective on May 9, 2024, that registers, among other things, the resale of an aggregate of 18,586,201 shares of Company Common Stock, which constitutes approximately 49% of the outstanding Company Common Stock as of August 7, 2024. Additionally, some of the shares of the Company Common Stock being registered for resale were originally purchased by selling stockholders pursuant to investments in Legacy Orchestra or HSAC2 at prices considerably below the current market price of the Company Common Stock. These selling stockholders may realize a positive rate of return on the sale of their shares of Company Common Stock covered by the Registration Statement and therefore will have an incentive to sell their shares. Public shareholders may not experience a similar rate of return on shares of Company Common Stock they purchased. This discrepancy in purchase prices may have an impact on the market perception of the Company Common Stock’s value and could increase the volatility of the market price of the Company Common Stock or result in a significant decline in the public trading price of the Company Common Stock. The registration of these shares of Company Common Stock for resale creates the possibility of a significant increase in the supply of the Company Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of the Company Common Stock.

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

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 - 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this Quarterly Report, we have already passed the target achievement dates for three $5 million milestone payments, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected regulatory delays and requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, that caused us to amend our original project plan, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement. Further, Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved.

As previously disclosed, we and Terumo have been negotiating for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. If negotiations are not completed to our satisfaction or to the satisfaction of Terumo, clinical study, product development, and commercialization plans for Virtue SAB may continue to be adversely impacted.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary ISR indication, for which we are primarily responsible. We have recognized $14.5 million in cumulative partnership revenues from 2019 through September 30, 2024. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through September 30, 2024.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of antihypertensive medications. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the

Medtronic Agreement should be accounted for under ASC 606. Through September 30, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Loss on Fair Value of Strategic Investments

The loss on fair value of strategic investments represents a change in the preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party, and fair value of our investment in Motus GI Holdings, Inc. (“Motus GI”), a previously publicly-held company and a former related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The shares held of Motus GI represent equity securities with a readily determinable fair value and are required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table presents our statement of operations data for the nine months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change $	Change %
Revenue:
Partnership revenue	$1,928	$2,018	$(90)	(4)%
Product revenue	457	480	(23)	(5)%
Total revenue	2,385	2,498	(113)	(5)%
Expenses:
Cost of product revenues	146	139	7	5%
Research and development	31,833	25,311	6,522	26%
Selling, general and administrative	18,030	16,073	1,957	12%
Total expenses	50,009	41,523	8,486	20%
Loss from operations	(47,624)	(39,025)	(8,599)	(22)%
Other income (expense):
Interest income, net	2,834	2,741	93	3%
Loss on fair value adjustment of warrant liability	—	(294)	294	100%
(Loss) gain on fair value of strategic investments	(68)	276	(344)	(125)%
Other expense	(11)	—	(11)	NM *
Total other income	2,755	2,723	32	1%
Net loss	$(44,869)	$(36,302)	$(8,567)	(24)%

*Note: NM denotes that the computed amount is not meaningful.

Partnership Revenue

Partnership revenue decreased by $90,000, or approximately 4%, to $1.9 million in the nine months ended September 30, 2024 from $2.0 million for the nine months ended September 30, 2023. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the nine months ended September 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $10.5 million and $11.7 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 2.6% as of September 30, 2024 as compared to the estimates as of December 31, 2023, and increased by approximately 7.0% as of September 30, 2023, as compared to the estimates as of December 31, 2022.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $23,000, or approximately 5%, to $457,000 in the nine months ended September 30, 2024 from $480,000 for the nine months ended September 30, 2023.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue increased by $7,000, or approximately 5%, to $146,000 in the nine months ended September 30, 2024 from $139,000 for the nine months ended September 30, 2023. The increase was primarily due to higher production costs per unit of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Personnel and consulting costs	$14,416	$12,928
Non-clinical development costs	13,424	9,377
Clinical development costs	3,993	3,006
Total research and development expenses	$31,833	$25,311

Research and development expenses increased by $6.5 million, or approximately 26%, to $31.8 million for the nine months ended September 30, 2024 from $25.3 million for the nine months ended September 30, 2023. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT pivotal study and to advance Virtue SAB into a planned pivotal study and included an increase in personnel related expenses of $1.0 million due to increased headcount and associated expenses, along with increased stock-based compensation of $456,000, an increase of $4.0 million in non-clinical development costs, and an increase of $986,000 in research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $10.4 million for the nine months ended September 30, 2024 and $11.7 million for the nine months ended September 30, 2023 related to the Terumo Agreement. The decrease of $1.3 million is due to decreased expense activity related to the Terumo Agreement during the 2024 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million, or approximately 12%, to $18.0 million for the nine months ended September 30, 2024, from $16.1 million of expense for the nine months ended September 30, 2023. The increase primarily resulted from an increase in personnel-related expenses of $673,000 due to increased headcount and associated expenses, along with increased stock-based compensation of $552,000 and an increase of $1.1 million of accounting, finance, legal, investor relations and public relations expenses incurred in connection with the overall growth of the business and being a public company.

Interest Income, Net

Interest income, net, increased by $93,000, or approximately 3%, to $2.8 million of income for the nine months ended September 30, 2024, from $2.7 million of income for the nine months ended September 30, 2023. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities while the net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was $294,000 for the nine months ended September 30, 2023 and was the result of the final valuation of our outstanding warrants when they had become equity classified and no longer subject to market adjustment upon the close of the Business Combination. There were no additional charges for the adjustment of fair value for warrant liability for the nine months ended September 30, 2024.

(Loss) Gain on Fair Value of Strategic Investments

The loss on fair value of strategic investments was $68,000 for the nine months ended September 30, 2024, as compared a gain of $276,000 for the nine months ended September 30, 2023. The amounts recognized for the nine months ended September 30, 2024 and 2023 related to the change in fair value in our common stock holdings of Motus GI. During the nine months ended September 30, 2024, Motus GI announced a resolution to liquidate and dissolve, at which time we concluded the fair value to be zero and expensed the remaining carrying value of our investment in Motus GI.

During the nine months ended September 30, 2023, we and Motus GI entered into an agreement, pursuant to which royalty certificates previously issued to us and other holders were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for shares of Motus GI common stock. As a result of the agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates, which had a de minimis carrying value.

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table presents our statement of operations data for the three months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended September 30,
	2024	2023	Change $	Change %
Revenue:
Partnership revenue	$803	$271	$532	$196%
Product revenue	184	148	36	24%
Total revenue	987	419	568	136%
Expenses:
Cost of product revenues	68	41	27	66%
Research and development	11,595	8,558	3,037	35%
Selling, general and administrative	5,666	6,344	(678)	(11)%
Total expenses	17,329	14,943	2,386	16%
Loss from operations	(16,342)	(14,524)	(1,818)	(13)%
Other income (expense):
Interest income, net	916	915	1	0%
Gain on fair value of strategic investments	—	293	(293)	(100)%
Total other income	916	1,208	(292)	(24)%
Net loss	$(15,426)	$(13,316)	$(2,110)	$(16)%

Partnership Revenue

Partnership revenue increased by $532,000, or approximately 196%, to $803,000 in the three months ended September 30, 2024 from $271,000 for the three months ended September 30, 2023. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the three months ended September 30, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $3.6 million and $3.4 million, respectively. The estimated total costs associated with the Terumo Agreement through completion as of September 30, 2024 as compared to the estimates as of June 30, 2024 remained substantially the same however the estimated total costs increased by approximately 4.4% as of September 30, 2023, as compared to the estimates as of June 30, 2023.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue increased by $36,000, or approximately 24%, to $184,000 in the three months ended September 30, 2024 from $148,000 for the three months ended September 30, 2023.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The increase in product revenue was primarily due to an increase in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue increased by $27,000, or approximately 66%, to $68,000 in the three months ended September 30, 2024 from $41,000 for the three months ended September 30, 2023. The increase was primarily due to increased sales and increased production costs per unit of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Personnel and consulting costs	$4,800	$4,839
Non-clinical development costs	5,349	2,776
Clinical development costs	1,446	943
Total research and development expenses	$11,595	$8,558

Research and development expenses increased by $3.0 million, or approximately 35%, to $11.6 million for the three months ended September 30, 2024, from $8.6 million for the three months ended September 30, 2023. This is primarily due to an increase in support of ongoing work to advance BackBeat CNT and Virtue SAB into planned pivotal studies during 2024 and included an increase of $2.6 million in non-clinical development costs and an increase of $503,000 in research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $3.6 million for the three months ended September 30, 2024 and $3.4 million for the three months ended September 30, 2023 related to the Terumo Agreement. The increase of $200,000 is due to increased expense activity related to the Terumo Agreement during the 2024 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $678,000, or approximately 11%, to $5.7 million for the three months ended September 30, 2024, from $6.3 million of expense for the three months ended September 30, 2023. The decrease was primarily due to a decrease in stock-based compensation of $827,000 and a decrease in outside consulting expense of $198,000, partially offset by an increase in personnel related expenses of $375,000 due to increased headcount.

Interest Income, Net

Interest income, net, increased by $1,000 to $916,000 of income for the three months ended September 30, 2024, from

$915,000 of income for the three months ended September 30, 2023. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities while the net interest income in the 2023 period consisted primarily of interest earned from marketable securities offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement.

Gain on Fair Value of Strategic Investments

There was no adjustment to strategic investments for the three months ended September 30, 2024, as compared to a gain of $293,000 for the three months ended September 30, 2023, which was related to the change in fair value in our common stock holdings of Motus GI.

During the three months ended September 30, 2023, we and Motus GI entered into an agreement, pursuant to which royalty certificates previously issued to us and other holders were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for shares of Motus GI common stock. As a result of the agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates, which had a de minimis carrying value.

Liquidity and Capital Resources

From inception through September 30, 2024, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $44.9 million and $36.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $293.7 million. We have funded our operations primarily through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. Through September 30, 2024, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million under the Terumo Agreement. We had $25.6 million in cash and cash equivalents at September 30, 2024, which consisted primarily of bank deposits and money market funds. We also had $41.3 million of short-term marketable securities at September 30, 2024, which consisted primarily of our investments in corporate debt securities.

On August 12, 2024, we entered into the Sales Agreement with TD Cowen, pursuant to which we may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. As of September 30, 2024, all of the $100 million shares are available under this Sales Agreement. In connection with the entry into the Sales Agreement, on August 12, 2024, we terminated our Prior Agreement with Jefferies, in accordance with its terms and with the mutual agreement of Jefferies of which $15.5 million of shares of Company Common Stock were sold. We cannot make any further sales of the Company Common Stock pursuant to the Prior Agreement.

On November 6, 2024, the Company and certain of its subsidiaries entered into the 2024 LSA. The 2024 LSA provides a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million that was drawn on the Closing Date, a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, the Company may have access to a fourth tranche of $20.0 million subject to future approval.

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the Prime Rate (as reported in The Wall Street Journal) plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an initial two-year interest-only period, followed by 24 monthly principal payments plus interest, although the interest-only period can be extended under certain circumstances set forth in the 2024 LSA. In addition, the Company will pay an end of term charge of 6.35% upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

In addition, the exercise price of our warrants, in certain circumstances, may be higher than the prevailing market price of the Company Common Stock and the cash proceeds to us associated with the exercise of our warrants are contingent upon the price of the Company Common Stock. The value of the Company Common Stock may fluctuate and may not exceed the exercise price of the warrants at any given time. As of the date of this Quarterly Report, a significant portion of our warrants are “out of the money,” meaning the exercise price is higher than the market price of the Company Common Stock. Holders of such “out of the money” warrants are not likely to exercise such warrants. As a result, we may not receive any proceeds from the exercise of such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants to fund our operations.

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

Funding Requirements

We continue to prioritize planned spending on our AVIM therapy program and the execution of our BACKBEAT pivotal study, for which we announced the commencement of enrollment on January 8, 2024. With regard to our AVIM therapy program and our planned BACKBEAT pivotal study, we currently expect operating expenses to increase to support clinical study costs as well as additional research and development expenses in support of future potential regulatory approval and commercialization of AVIM therapy-enabled Medtronic pacemakers. As previously disclosed, we reduced our 2024 planned spending related to our Virtue SAB program and the execution of our Virtue ISR-US pivotal study, for which we announced conditional investigational device exemption approval from the FDA on August 8, 2023, in order to focus on (1) optimizing the design of our Virtue ISR-US study in light of the March 2024 FDA approval of BSC’s AGENT paclitaxel DCB for the treatment of coronary ISR; and (2) restructuring our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements, which additional capital we may not receive..

Based on current internally prepared budget estimates that reflect our operating plans, including the assumptions that we proceed with an optimized Virtue ISR-US study in the first half of 2025 and we successfully restructure the agreement with Terumo, we anticipate that our cash, cash equivalents, marketable securities, and potential future proceeds described below are sufficient to fund our operations into the second half of 2026. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under a restructured Terumo Agreement, the Medtronic Agreement and/or future collaborations, and the realization of cash from the potential sale of our holdings in Vivasure. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including the issuance of new equity, additional drawdowns under the 2024 LSA to the extent we meet the financing and performance requirements to be eligible for such drawdowns, drawdowns on new loan facilities that we may enter into, and/or other financing structures. In this regard, as of the date of this Quarterly Report, we may sell from time to time, up to approximately $100.0 million of shares of Company Common Stock under the Sales Agreement.

As noted above, the sale of Company Common Stock pursuant to the Registration Statement may result in a decline in the value of the Company Common Stock, which may make it more difficult and more dilutive to the existing holders of Company Common Stock to raise funds from the sale of our equity securities.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(37,020)	$(35,153)
Net cash provided by (used in) investing activities	16,842	(22,464)
Net cash provided by financing activities	15,224	56,911
Net decrease in cash and cash equivalents	$(4,954)	$(706)

Comparison of the Nine Months Ended September 30, 2024 and 2023

Net Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $37.0 million and primarily consisted of our net loss of $44.9 million, partially offset by non-cash charges of $7.3 million and changes in net operating assets and liabilities of $598,000. Our non-cash charges primarily consisted of stock-based compensation of $7.7 million, partially offset by $1.3 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $3.7 million and a decrease in deferred revenue of $1.9 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $35.2 million and primarily consisted of our net loss of $36.3 million, and changes in net operating assets and liabilities of $3.2 million, which was partially offset by non-cash charges of $4.3 million. Our non-cash charges primarily consisted of a loss on fair value adjustment of warrant liability of $294,000 and stock-based compensation of $6.7 million, offset by $3.2 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $348,000, an increase in prepaid expenses and other assets of $458,000, and a decrease in deferred revenue of $2.0 million.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $16.8 million, which primarily consisted of the sale of $69.4 million of marketable securities, partially offset by the purchase of $52.4 million of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2023 was $22.5 million, which primarily consisted of the purchase of $138.1 million of marketable securities offset by the sale of $115.7 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $15.2 million for the nine months ended September 30, 2024 was primarily attributable to the proceeds of $15.0 million, net of issuance costs, from the at-the-market offering under the Prior Agreement with Jefferies.

Net cash provided by financing activities of $56.9 million for the nine months ended September 30, 2023 was primarily attributable to net proceeds from the Business Combination. For additional information, see Note 3 to the Consolidated Financial Statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2024 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,179	$556	$1,345	$278	$—
Total	$2,179	$556	$1,345	$278	$—

We enter into agreements in the normal course of business with clinical research organizations for work related to clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in the above table of contractual obligations and commitments. In addition, the above table does not include our obligations to make interest and principal payments under the 2024 LSA, which was entered into after September 30, 2024.

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

In the nine months ended September 30, 2024, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $371,000, which resulted in a $0.01 effect on net loss per share, basic and diluted. In the nine months ended September 30, 2023, the impact of the changes in estimates resulted in a reduction of partnership revenues of $882,000, which resulted in a $0.03 effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of antihypertensive medications. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through September 30, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

During the three months ended September 30, 2024 and 2023, stock-based compensation was $2.4 million and $3.5 million, respectively. During the nine months ended September 30, 2024 and 2023, stock-based compensation was $7.7 million and $6.7 million, respectively. As of September 30, 2024, we had approximately $19.4 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described under the heading “Item 1A. Risk Factors” in the 2023 10-K, which could adversely affect our business, financial condition, results of operations, liquidity and the trading price of Company Common Stock. There have been no material changes to the risk factors previously disclosed in the 2023 10-K, except as set forth below.

We may not be able to borrow additional funds under the 2024 LSA, and the terms of the 2024 LSA place restrictions on our operating and financial flexibility.

In November 2024, we entered into the 2024 LSA pursuant to which a term loan facility in an aggregate principal amount up to $50.0 million is available to us in four tranches, with the first tranche of $15.0 million drawn on the Closing Date, and a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, we may have access to a fourth tranche of up to $20.0 million subject to the sole discretion of the Lenders. There is no assurance that we will be able to achieve the performance and financing milestones necessary to draw additional amounts under the 2024 LSA or that the Lenders will provide funds under the fourth tranche.

The 2024 LSA is secured by a lien on substantially all of our assets, including our intellectual property. The 2024 LSA includes affirmative and negative covenants that limit our operating flexibility and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to permit representatives of Hercules and the Lenders to, among other things, inspect the collateral for the 2024 LSA, keep such collateral clear from any legal process or liens, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, and engaging in transactions with affiliates. The 2024 LSA also includes a liquidity covenant that commences on April 1, 2025, or, if certain financing milestones are satisfied, December 1, 2025. There is no guarantee that we will be able to comply with this financial covenant or pay the principal and interest on the 2024 LSA when due.

Events of default under the 2024 LSA include, among other things and subject to customary exceptions: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the 2024 LSA or other related loan documents on a timely basis; (iii) failure to observe certain covenants under the 2024 LSA; (v) occurrence of a "material adverse effect” as set forth in the 2024 LSA; (vi) material misrepresentation by us; (vii) occurrence of any default under any other agreement involving material indebtedness; and (viii) certain material money judgments. If we default under the 2024 LSA, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate the 2024 LSA on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of Company Common stock to receive any proceeds from the liquidation. Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of the Company Common Stock to decline. If we raise any additional debt financing in the future, the terms of such additional debt could further restrict our operating and financial flexibility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Darren Sherman Bonus

The information included in this portion of Part II, Item 5 of this Quarterly Report is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).

On November 7, 2024, the Compensation Committee of the Board approved a one-time cash bonus of $150,000 (the “Bonus”) to Darren Sherman, our President and Chief Operating Officer and a director, to be paid on November 15, 2024 in light of Mr. Sherman’s performance and continued contributions to the Company. Pursuant to the terms of the Bonus, Mr. Sherman is required to repay the Bonus as follows in the event of (i) his voluntary resignation without Good Reason, or (ii) the termination of his employment for Cause (as Good Reason and Cause are defined in Mr. Sherman’s January 26, 2023 Orchestra BioMed Holdings, Inc. Amended and Restated Employment Agreement), in either case before May 15, 2026:

●	if his employment terminates prior to May 15, 2025, he shall repay all $150,000 of the Bonus;
●	if his employment terminates on or after May 15, 2025 but prior to November 15, 2025, he shall repay $100,000 of the Bonus;
●	if his employment terminates on or after November 15, 2025 but prior to May 15, 2026, he shall repay $50,000 of the Bonus; and
●	if his employment terminates on or after May 15, 2026, he shall not be required to repay any of the Bonus.

The foregoing description of the Bonus does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Bonus Letter Agreement, dated November 8, 2024, by and between the Company and Darren Sherman, which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

2024 Security and Loan Agreement

The information included in this portion of Part II, Item 5 of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement). Item 2.03 (Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant) and Item 3.02 (Unregistered Sales of Equity Securities).

On November 6, 2024 (the “Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Borrower”) entered into a Loan and Security Agreement (the “2024 LSA”), by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Lenders”), and Hercules Capital, Inc., as administrative agent and collateral agent for itself and the Lenders.

Amount. The 2024 LSA provides a secured term loan facility of up to $50.0 million (collectively, the “Term Loans”), consisting of:

(a)An initial tranche of Term Loans in an aggregate amount of $15.0 million, which was funded on the Closing Date.
(b)Subject to the terms and conditions of the 2024 LSA, an additional tranche of Term Loans in an aggregate amount of up to $7.5 million, which will be available beginning on the Financing Milestone I Date (as defined in the 2024 LSA) and continuing through the earlier to occur of (A) the date that is 120 days from the Financing Milestone I Date and (B) April 30, 2026 (Tranche 2-A Advances”).

(c)Subject to the terms and conditions of this Agreement, any time beginning on the Performance Milestone Date (as defined in the 2024 LSA) and continuing through the earlier to occur of (A) the date that is 120 days from the Performance Milestone Date and (B) September 30, 2026, the Borrower may request and the Lenders shall severally (and not jointly) make up to three additional advances in minimum increments of $5,000,000 (or if less, the remaining amount of advances available to be drawn) in an aggregate principal amount up to the difference of $15,000,000 minus the aggregate original principal amount of all Tranche 2-A Advances made by the Lenders.
(d)Subject to the terms and conditions of this Agreement, Borrower may request and Lenders shall severally (and not jointly) make, on or prior to the Amortization Date (as defined in the 2024 LSA) but only following and conditioned on the approval by the Lender’s investment committee in its sole and unfettered discretion, in each case, one or more additional Term Loan advances in minimum increments of $5,000,000 (or if less, the remaining amount of Term Loan advances available to be drawn pursuant to this provision in an aggregate principal amount up to $20,000,000.

Interest Rate. Borrowings under the 2024 LSA bear interest at a per annum rate equal to the greater of (i) (x) the Prime Rate (as reported in The Wall Street Journal) plus (y) 2.0%, and (ii) 9.50%.

Terms of Repayment and Facility Charges. The Term Loans are repayable in monthly interest-only payments until: (i) December 1, 2026 or (ii) June 1, 2027, if the Financing Milestone I Date has occurred on or prior to November 6, 2026; or (iii) December 1, 2027, if the Performance Milestone Date has occurred on or prior to May 6, 2027. After the expiration of the interest-only payment period, the Term Loans are repayable in equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on November 6, 2028.

At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the Closing Date but on or prior to 24 months following the Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the Closing Date and prior to the maturity date. In addition, the Company will pay an end of term charge of 6.35% upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

Covenants, Representations and Warranties, Events of Default. The 2024 LSA includes customary affirmative and negative covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and bank accounts. The 2024 LSA also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the 2024 LSA, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2024 LSA.

Beginning on the Testing Effective Date (as defined in the 2024 LSA), the Company must maintain Qualified Cash (as defined in the 2024 LSA) in an amount greater than or equal to (x) the outstanding principal amount of the Term Loan advances, multiplied by (y) (1) prior to December 1, 2025, 35% or (2) on and after December 1, 2025, (A) if the Performance Milestone Date has not occurred on or prior to December 1, 2025, 50% until the date on which the Performance Milestone Date has occurred and (B) on and after the Performance Milestone Date, 35% (the “Minimum Cash Covenant”). The Minimum Cash Covenant will be waived if the Company’s Market Capitalization (as defined in the 2024 LSA) exceeds $500.0 million.

Security. The Term Loans are secured by a lien on substantially all of the assets of the Company.

Right to Invest. While the Term Loans remain outstanding, the Lenders shall have the right to participate in any equity financing of the Company of at least $10,000,000 in an aggregate amount of up to $5,000,000 on the same terms, conditions and pricing afforded to others participating in any such equity financing.

Warrants. In connection with the entry into the 2024 LSA, on the Closing Date, the Company issued each of the Lenders a warrant to purchase the Company’s common stock (each a “Warrant” and, collectively, the “Warrants”). Pursuant to the terms of the Warrants, each Lender may purchase that number of shares of Company Common Stock equal to (i)(x) 0.02, multiplied by (y) the aggregate principal amount of all Term Loan Advances (as defined in the 2024 LSA) made to the Company by the applicable Lender, divided by (ii) $5.74, which is the Exercise Price of the Warrants. Each Warrant is exercisable for seven years from the Closing Date. The Warrants and the shares of Company Common Stock issuable exercise of the Warrants shall be tradeable in accordance with the provisions of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Warrants include a customary net exercise provision and customary anti-dilution adjustments with respect to stock splits, stock dividends and the like, among other customary provisions for instruments of this type.

The Warrants were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. The Company has relied this exemption from registration based in part on representations made by the Lenders in the Warrant Agreements.

The foregoing descriptions of the 2024 LSA and the Warrants do not purport to be complete and are subject to and qualified in their entirety by reference to the full text of the 2024 LSA and the form of Warrant Agreement, which are filed as Exhibits 10.1 and 4.1 hereto, respectively, and are incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
4.1+#

Form of Warrant Agreement, dated November 6, 2024, issued in connection with the Loan and Security Agreement, dated November 6, 2024, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., as administrative agent and collateral agent for itself and the lenders.

10.1+#

Loan and Security Agreement, dated November 6, 2024, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., as administrative agent and collateral agent for itself and the lenders.

10.2+˄	Bonus Letter Agreement, dated November 8, 2024, by and between the Company and Darren Sherman.
10.3+#

Commercial Lease, by and between Caliber Therapeutics, Inc. and Union Square, L.P. for facilities at 150 and 140 Union Square Drive, New Hope, Pennsylvania, dated December 14, 2009 and amended June 22, 2010, February 1, 2011, September 18, 2012, January 15, 2015, January 20, 2017, August 8, 2017, January 29, 2019, August 30, 2019 and August 8, 2024.

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

+Filed herewith.

#

Certain identified information in this exhibit has been omitted in accordance with Item 601 of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

˄Indicates a management contract or compensatory plan.

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: November 12, 2024	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)