Form 10-K
period 2024-12-31
Orchestra BioMed Holdings, Inc.
filed 2025-03-31
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $124.5 million as computed by reference to the closing price of the common stock on the Nasdaq Global Market on that date.

As of March 27, 2025, the registrant had 38,312,512 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under our current debt financing arrangements;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities, including, among other things, the date by which we expect to complete enrollment of our BACKBEAT global pivotal study;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;

●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;
●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our name recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

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

●	We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.
●	We may need substantial additional funding. Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Since our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. See “Liquidity and Capital Resources—Funding Requirements” in Item 7 of this Annual Report on Form 10-K.

●	The clinical study process required to obtain regulatory approvals or certifications carries substantial risks and is lengthy and expensive with uncertain outcomes. If our clinical studies are unsuccessful or significantly delayed, or if we do not complete our clinical studies, our business may be harmed.
●	Failures or perceived failures in our clinical studies will delay and may prevent our product candidate development and regulatory approval or certification process, damage our business prospects and negatively affect our reputation and competitive position.
●	Even if we obtain all necessary U.S. Food and Drug Administration (“FDA”) approvals, our product candidates may not achieve or maintain market acceptance and may be subject to additional regulatory requirements post-approval.
●	We may be unable to compete successfully with larger companies in highly competitive industries.
●	The sizes of the markets for product candidates have not been established with precision, and may be smaller than we estimate.
●	Interim, “top-line” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Our product candidates have in the past and may in the future be associated with serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval or certification, limit their commercial potential or result in significant negative consequences.
●	We, in conjunction with our partners, intend to expand sales of our products internationally in the future, but we and our partners may experience difficulties in obtaining regulatory approval or certification or in successfully marketing and distributing our products internationally even if approved or certified.
●	We may expend our limited resources to pursue a particular product or indication and fail to capitalize on products or indications that may be more profitable or for which there is a greater likelihood of success.
●	We are, and expect to continue to be, highly dependent on partners to drive the successful marketing and sale of our initial product candidates. There is no assurance that we will be able to form and properly manage partnerships. There is no assurance that partnerships will be successful.

v

●	We and Terumo (as defined below) have yet been unable to come to agreement with respect to amending the Terumo Agreement (as defined below). While we and Terumo are pursuing mediation, we cannot provide assurance that such efforts will be successful or that we or Terumo will not seek to terminate the Terumo Agreement.
●	We expect to be highly dependent on partners and third-party vendors to manufacture and provide important materials and components for our products and product candidates. There is no assurance that we will be able properly manage our supply chain. Further, we currently do not have redundancy built into our supply chain.
●	We have limited pharmaceutical manufacturing experience and our contract manufacturing organizations (“CMOs”) may experience development or manufacturing problems or delays in producing our products and planned or future products that could limit or prevent the potential growth of our revenue or increase our losses.
●	Even if a product candidate receives regulatory approval or certification, our products will remain subject to regulatory scrutiny and post-marketing requirements. Failure to comply with post-marketing regulatory requirements could subject us or our partners to enforcement actions, including substantial penalties, and might require us or our partners to recall or withdraw a product from the market.
●	Our medical device products, if approved or certified, may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA or similar foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations.
●	Healthcare cost-containment pressures and legislative or administrative reforms resulting in restrictive coverage and reimbursement practices of third-party payors could decrease the demand for our products, the prices that customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business.
●	Our information technology systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
●	We may not effectively be able to protect or enforce our intellectual property, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
●	If we cannot protect and control unpatented trade secrets, know-how and other proprietary technology, we may suffer competitive harm.
●	We may be involved in litigation or other proceedings relating to patent, trade secret and other intellectual property rights, which could cause substantial costs and liability.
●	We may need to obtain intellectual property rights from third parties, and may not be successful in obtaining necessary rights to develop any future product through acquisitions and in-licenses.
●	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
●	The future sales, or the perception of future sales, of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our common stock.

PART I

Item 1. Business

Our Vision

Our vision is to accelerate medical innovation to patients through risk-reward-sharing partnerships with leading medical device companies.

Our Company

We are a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. Our partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products we develop. We are led by a highly accomplished, multidisciplinary management team and a board of directors with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team. Our flagship product candidates are Atrioventricular Interval Modulation (“AVIM”) therapy (formerly referred to as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide and the Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic, Inc. for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We have a strategic collaboration with Terumo Corporation and Terumo Medical Corporation (collectively, “Terumo”) for the development and commercialization of Virtue SAB for the treatment of coronary and peripheral artery disease.

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

Our Flagship Candidates

AVIM Therapy

Atrioventricular Interval Modulation (“AVIM”) therapy is a bioelectronic therapy candidate designed to immediately, substantially and persistently lower blood pressure. AVIM therapy can be fully integrated as a firmware upgrade to standard cardiac pacemakers which, given HTN is the most common comorbidity in the pacemaker population affecting over 70% of the pacemaker-indicated patients, makes it a potentially attractive therapeutic solution for these patients.

On June 30, 2022, we entered into an exclusive license and collaboration agreement with Medtronic, one of the largest medical device companies in the world, for the development of AVIM therapy for the treatment of HTN in pacemaker-indicated patients (the “Medtronic Collaboration”). The Medtronic Collaboration provides us with development, clinical and regulatory support for the BACKBEAT (BradycArdia paCemaKer with AVIM for Blood prEssure treAtmenT) global pivotal study (“BACKBEAT study”). Upon regulatory approval, if received, Medtronic will have the exclusive global rights to commercialize AVIM therapy for this target population. If AVIM therapy is approved and successfully commercialized, we will share meaningfully in the revenues generated from Medtronic’s sale of AVIM-enabled pacing systems. Medtronic has a right of first negotiation with respect to AVIM therapy for the treatment of HTN in non-pacemaker patients.

While there is no guarantee that AVIM therapy will prove to safe and effective, AVIM therapy previously showed encouraging results in MODERATO II study, a prospective, multi-center, randomized, double-blind pilot study of pacemaker patients with persistent HTN (the “MODERATO II study)”. We estimate that the addressable annual market for pacemaker-indicated patients with HTN comprises more than 750,000 patients worldwide annually and represents a potential annual revenue opportunity of over $2 billion. We also believe AVIM therapy may offer therapeutic benefits to HTN patients not yet indicated for a pacemaker who have uncontrolled systolic blood pressure despite medical therapy and have high cardiovascular risk factors such as Isolated System Hypertension (“ISH”), Diastolic Dysfunction (“DD”) and additional serious medical comorbidities. We estimate that this additional addressable annual market for select patients with uncontrolled hypertension and high cardiovascular risk not yet indicated for a pacemaker comprises at least 3.7 million patients worldwide in 2025, or approximately 0.3% of the global HTN population.

On September 19, 2023, we announced that the FDA granted us investigational device exemption (“IDE”) approval to initiate the BACKBEAT study to treat HTN in patients indicated for a pacemaker. The study is a double-blind, randomized study that is expected to enroll a total of 500 patients that have previously been implanted with a Medtronic dual-chamber pacemaker and have blood pressure above target despite medical therapy at up to 100 clinical sites worldwide. Patients will be randomized 1:1 to AVIM therapy plus medical therapy (treatment) as compared to medical therapy alone (control). On January 8, 2024, we announced that the first patient was enrolled and randomized into the BACKBEAT study. During the third quarter of 2024, we implemented an FDA-approved amendment to the BACKBEAT study protocol for existing and newly activated study sites. The protocol amendment is intended to improve patient engagement processes and significantly expand the window for screening and enrolling patients. Specifically, the updated protocol allows patients to consent and have initial blood pressure assessment prior to pacemaker implant and be screened and enrolled 30 days prior to and up to 365 days post-implant procedure. Previously, patients could not consent prior to implant and could only be screened and enrolled up to 90 days post-implant, substantially limiting the pool of eligible patients. The updated protocol also streamlines site coordinator and patient visit activities. We currently estimate completion of enrollment of the BACKBEAT study in the first half of 2026; however, there is no assurance that our current operating plan will be achieved. For a detailed description of the BACKBEAT study, see “—BIOELECTRONIC PRODUCT CANDIDATES —AVIM Therapy for Hypertension and CNT-HF for Heart Failure—Clinical Results—Clinical, Regulatory and Commercialization Pathway—The BACKBEAT Global Pivotal Study.”

Recent Data Announcement: Retrospective Analysis from MODERATO II

In February 2025, we announced results from a retrospective analysis of MODERATO II study data which demonstrated a favorable impact of AVIM therapy on echocardiographic (“Echo”) markers of diastolic dysfunction, (“DD”), a key driver of heart failure progression. The results were presented as late-breaking science at the Technology and Heart Failure Therapeutics (“THT”) 2025 Conference. HTN is the leading cause of DD; both conditions are common in older patients and contribute to the development of heart failure.

The retrospective, treatment-blinded analysis of the MODERATO II study assessed the impact of 6 months of AVIM therapy on systolic blood pressure (“SBP”) and Echo markers of DD using core lab Echos with independent blinded adjudication. Patients were classified as with DD (“DD+”) or without DD (“DD-”) as determined pursuant to the American Society of Echocardiography Guidelines. From the MODERATO II study cohort (n=47), 36 patients had technically sufficient Echo data, and 61% of this group (22/36) had Echo evidence of DD.

Using key measures of diastolic function, AVIM therapy:

●	Significantly reduced office and ambulatory SBP in patients with DD through 6 months
o	Ambulatory SBP (“aSBP”) was reduced in AVIM-treated DD+ patients (N=12) by 8.3±9.7 mmHg (p<0.01 vs. baseline) compared to 2.2±9.8 mmHg in the control DD+ group (N=10)

o	Office SBP (“oSBP”) was reduced in AVIM-treated DD+ patients by 12.1±12.8 mmHg (p<0.01 vs. baseline) compared to an increase of 2.9±26.4 mmHg in the control DD+ group (N=10)
o	SBP reduction was similar in patients with and without DD
●	Significantly improved key measures of diastolic dysfunction
o	In patients with DD, AVIM therapy demonstrated favorable Echo changes consistent with improved myocardial relaxation and diastolic compliance. Specifically, in comparison to DD+ control patients, AVIM-treated DD+ patients experienced a significant increase in e’ (from 5.9±2.0 to 8.8±3.4cm/sec; P<0.01) consistent with an improvement in left ventricular relaxation and a significant increase in E/A (from 0.86±0.39 to 1.60±0.84; P<0.01) consistent with improved passive filling of the left ventricle despite reduced filling time (the designed effect of AVIM therapy) with no significant changes in left atrial size.

These findings provide further evidence that AVIM therapy, in addition to significantly reducing systolic blood pressure, may also favorably influence ventricular function in important ways for patients with DD and at risk for heart failure.

Virtue SAB

Virtue SAB is a proprietary drug/device combination product candidate for the treatment of artery disease that is designed to deliver a proprietary, investigational, extended-release formulation of sirolimus (“SirolimusEFR”) to the vessel wall during balloon angioplasty without the need for balloon coating or a permanent implant. Although the safety and efficacy profile has not yet been established by any regulatory body, Virtue SAB demonstrated promising three-year clinical data in the treatment of coronary In-Stent Restenosis (“ISR”) in the prospective, multi-center SABRE Study.

Virtue SAB was granted Breakthrough Device designation by the FDA, for specific indications relating to the treatment of coronary ISR, coronary small vessel disease and peripheral artery disease below-the-knee. We estimate that these indications will represent an annual global addressable market opportunity of at least $4 billion, based on approximately 3.2 million procedures, as discussed below under “— INTERVENTIONAL THERAPIES — Virtue SAB for Artery Disease and SirolimusEFR for Local Inflammation in Multiple Indications. — Targeted Unmet Needs and Market Opportunity for Virtue SAB.”

We have a strategic partnership with Terumo, a global leader in medical technology, for the development and commercialization of Virtue SAB to treat coronary artery disease (“CAD”) or peripheral artery disease (“PAD”). Under the current terms of our partnership, it is expected that Terumo will assume financial and execution responsibility for substantially all future clinical and regulatory development, with the exception of the Virtue ISR-US pivotal study, for which we are responsible. Terumo will also be responsible for device manufacturing, commercial sales, marketing and distribution for Virtue SAB for coronary and peripheral vascular indications globally. If Virtue SAB is successfully developed and approved, we will share meaningfully in future commercial revenues of Virtue SAB through double-digit royalties on net sales and per unit payments as the exclusive supplier of SirolimusEFR. However, we and Terumo are currently pursuing mediation with respect to the Terumo Agreement. See “Overview—Recent Developments” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

On August 8, 2023, we announced that the FDA granted us IDE approval with conditions to initiate a randomized pivotal study evaluating the efficacy and safety of Virtue SAB in comparison to plain balloon angioplasty for the treatment of patients with coronary ISR. The conditional approval permits us to initiate enrollment of the Virtue ISR-US pivotal study following completion of clinical trial initiation activities, including clinical center Institutional Review Board approvals. We are also required to submit additional information to the FDA.

In March 2024, the FDA approved Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR. As a result of this approval, we believe there will be robust additional reimbursement available, supporting an average selling price for AGENT that we estimate to be more than $5,500, based on published Boston Scientific analyst reports. In addition, we expect there will be strong physician interest to utilize the AGENT balloon. We have, therefore, elected to pursue an updated design for the Virtue ISR-US pivotal study. Following discussions with FDA, we now plan for the Virtue ISR-US pivotal study to randomize approximately 740 patients 1:1 to either treatment with Virtue SAB or AGENT with a primary efficacy and safety endpoint of statistical non-inferiority of target lesion failure (“TLF”) at 12 months post index treatment alternative. We currently expect to receive FDA approval for an amended IDE in the first half of 2025 and are targeting initiation of enrollment of the Virtue ISR-US pivotal study in the second half of 2025. We may elect to initiate enrollment regardless of the status or outcome of our negotiations with Terumo.

History of Caliber and BackBeat

We were incorporated in Delaware in January 2017 and were formed to acquire operating and other assets as well as to raise capital to support further development of acquired assets. We had limited activity in 2017. In May 2018, we concurrently completed a recapitalization and mergers with Caliber Therapeutics, Inc., a Delaware corporation that has, among other things, the rights to the Virtue SAB product candidate and BackBeat Medical, Inc., a Delaware corporation that has, among other things, the rights to the AVIM therapy product candidate. Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product candidate, Virtue SAB, in 2008. BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product candidate, AVIM therapy, that same year.

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

Partnership-Enabled Business Model

Our business was formed specifically to pursue a partnership-enabled business model that seeks to apply strategies typically used by the biopharmaceutical industry to the medical device market where product developers are often challenged with the financial and execution burdens of also commercializing the products they are developing to achieve a value inflection event for their shareholders.

Our goal is to accelerate and improve the likelihood of our product innovations reaching patients and providers worldwide by sharing the risks and rewards of developing and commercializing these product candidates with established multinational companies, such as Medtronic and Terumo. Using this approach, we believe we can pursue multiple potentially lucrative innovation opportunities by focusing our efforts and resources on advancing promising therapeutic solutions, such as AVIM therapy and Virtue SAB, through late-stage clinical research and regulatory approvals. Meanwhile, our partners secure substantial new prospective growth opportunities with the potential to reduce risk and expense while leveraging their existing infrastructure to bring our partnered product candidates to global markets quickly and efficiently if regulatory approval is obtained.

We believe our partnership-enabled business model can create value for its stakeholders and partners by:

•	Optimizing development and commercialization of product candidates by pairing its research and development strengths and capabilities with the established commercial infrastructure of our partners;
•	Enhancing capital efficiencies by sharing costs and responsibilities with our partners; and
•	Maximizing the potential of future profitability by seeking to create multiple long-term high-margin royalty and revenue sharing arrangements with our partners.

Our Product Pipeline

Our pipeline is comprised of innovative therapeutic product candidates that we believe have the potential for value creation using our partnership-enabled business model, led by our flagship technologies, AVIM therapy and Virtue SAB. We believe our product pipeline has the potential to improve clinical outcomes and provide distinct commercial advantages within two of the largest and well-established global medical device markets: AVIM therapy in cardiac rhythm management implants, an overall global market that Grand View Research valued at a $17.2 billion market worldwide in 2024; and Virtue SAB in interventional devices to treat CAD and PAD, an overall global market that Data Bridge and Straits Research, market research firms, valued at a $20.9 billion market worldwide in 2024. Our pipeline also includes additional product candidates for other significant medical conditions that we believe are attractive candidates for value creation using its partnership-enabled business model.

Our product candidates are based on platform technologies that each have late-stage lead clinical indications with attractive follow-on clinical indications that could add substantial future commercial potential. Moreover, our additional pipeline opportunities, such as Cardiac Neuromodulation Therapy (“CNT”) for heart failure, or potential treatment of clinical indications such as urology or osteoarthritis using SirolimusEFR, and the microporous AngioInfusion balloon technology used in the Virtue SAB leverage the same platform technologies and intellectual property already developed for its flagship product candidates. Generally, our product candidates target large, mature global markets in which there are several active multinational and regional corporations with established distribution capabilities in place. These product candidates are designed to potentially offer important clinical, health and economic benefits without changing established treatment paradigms such as physician techniques or patient referral and treatment patterns, providing a select strategic partner a potential means to differentiate their product portfolios from competitors, drive revenue growth and gain market share. Our strategic collaboration agreements with Medtronic for AVIM therapy and Terumo for Virtue SAB demonstrate our ability to align with global market leaders for the long-term development and commercialization of our product candidates.

The following table summarizes our material pipeline programs organized by product platform, as well as target indications, development status, market opportunity, strategic partners/collaborators and next milestones.

Advancing a High-Impact Pipeline

1Will seek to leverage data from the pilot and pivotal trials involving HTN in patients indicated for a cardiac pacemaker (the “HTN+P population” or the “Primary Field”) to support clinical and regulatory development for HTN with high cardiovascular risk in patients not yet indicated for a pacemaker indication given that age and other demographic factors of the target population are expected to be similar, the type of hypertension treated will likely be isolated systolic hypertension which is predominant in the HTN+P population, and other co-morbidities are also expected to be common to both target populations. However, there have been no discussions with the FDA or a comparable foreign regulator in this regard.

2Plan to leverage existing coronary ISR data to support potential pivotal studies, although there have only been limited discussions with the FDA or comparable foreign regulators in this regard.

3In August 2023, Orchestra announced that the FDA had granted it approval with conditions to initiate the planned Virtue ISR-US pivotal study evaluating the efficacy and safety of Virtue SAB for the treatment of patients with coronary ISR. However, in light of the recent FDA approval of Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR, we are reviewing the design for the Virtue ISR-US pivotal study and considering alternative clinical study designs with our clinical steering committee for Virtue SAB. Virtue SAB has received Breakthrough Device Designation by the FDA for the balloon dilatation of the stenotic portion (up to 26 mm length) of a stented coronary artery (ISR) that is 2.25 to 4.0 mm in diameter, for the purpose of improving lumen diameter.

4Virtue SAB has received Breakthrough Device Designation by the FDA for the balloon dilatation of the de novo stenotic portion (up to 26mm in lesion length) of a native coronary artery of 2.0 mm to 2.5 mm in diameter (small coronary arteries), for the purpose of improving lumen diameter.

5Virtue SAB has received Breakthrough Device Designation by the FDA for the balloon dilatation of the stenotic portion (up to 18 mm length) of an infrapopliteal artery (P-3 segment or distal, below the knee, with reference vessel diameter (RVD) 2.25 – 4.0 mm), for the purpose of improving lumen diameter.

BIOELECTRONIC PRODUCT CANDIDATES —AVIM Therapy for Uncontrolled Hypertension and CNT-HF for Heart Failure

We are developing bioelectronic therapies based on patented CNT technology. Our product candidates are designed to use standard active implantable cardiac rhythm management systems, such as pacemakers, with changes to firmware and software only. Our flagship product candidate of the Bioelectronic Therapies Group is AVIM therapy, a patented, potential bioelectronics treatment for uncontrolled HTN, the leading risk factor for death worldwide. We have an exclusive strategic collaboration with Medtronic for the development and commercialization of AVIM therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker. We also believe AVIM therapy may offer therapeutic benefit to select patients with uncontrolled HTN who are not indicated for a pacemaker. Medtronic has a right of first negotiation with respect to AVIM therapy for the treatment of HTN in non-pacemaker patients.

We are also pursuing CNT-HF, a bioelectronic product candidate that aims to reduce chronic sympathetic nervous system activity in heart failure (“HF”) for which there is an estimated global patient population of 64 million people according to the AME Medical Journal.

Atrioventricular Interval Modulation (AVIM) Therapy Product Candidate

In the discussion below and elsewhere in this Annual Report on Form 10 K, we reference p-values, which are statistical calculations that relate to the probability that the observed difference between groups happened by chance, with a p-value of less than 0.05 (i.e., less than a 5% probability that the observed difference happened by chance) generally considered as the threshold to indicate statistical significance in clinical trials.

Atrioventricular Interval Modulation or “AVIM” therapy was previously referred to as BackBeat CNT. With respect to the strategic collaboration agreement with Medtronic described below and the preclinical and clinical results also described below, the therapy was previously referred to as BackBeat CNT as this was term generally used to describe the therapy for such agreement or prior development activities. We will refer to the product candidate as AVIM therapy below.

AVIM therapy is a bioelectronic product candidate for uncontrolled HTN that is designed to immediately, substantially and persistently reduce blood pressure. AVIM therapy is delivered through programmed cardiac pacing algorithms and is designed to leverage standard rhythm management device procedures (dual-chamber pacemaker), utilizing the same implant procedure and lead positions while still enabling standard rhythm management (pacing) functions. While AVIM therapy is designed to achieve certain results as described above, there is no guarantee that AVIM therapy will prove to be safe and effective.

Clinical studies performed to date have been conducted using our proprietary Moderato system, a pacemaker system, incorporating AVIM therapy. Clinical results from two European clinical studies, the MODERATO I single-arm clinical study and the MODERATO II double-blind, randomized, controlled pilot study, demonstrated a significant and clinically meaningful reduction in systolic blood pressure in hypertensive patients also indicated for a pacemaker. In particular, the MODERATO II study met its primary efficacy endpoint, as patients randomized to AVIM therapy showed a statistically significant 11.1 mmHg (p<0.01) reduction in mean 24-hour ambulatory systolic blood pressure (“aSBP”) at six months follow-up from activation, resulting in a statistically significant difference of 8.1 mmHg (p=0.01) of aSBP compared to control patients who were managed only with anti-hypertensive medications. The study also met its primary safety endpoint with no clinically meaningful differences in rate of major adverse cardiac events (“MACE”) between the two groups at six months follow-up. Further details on the results of the AVIM therapy clinical studies performed to date are provided below.

Strategic Collaboration Agreement with Medtronic

In June 2022, we and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker (the “HTN+P population” or the “Primary Field”). Under the terms of the Medtronic Agreement, we are the sponsor for the BACKBEAT study to support regulatory approval in the United States, European Union (the “EU”), Japan and other potential territories of AVIM therapy in the Primary Field and we are financially responsible for development, clinical and regulatory costs associated with this pivotal study.

Medtronic has completed integration and associated validation and verification testing of AVIM therapy algorithms as a field downloadable addition to its premium, commercially available dual-chamber pacemaker systems for use in the pivotal study. Medtronic is also providing clinical, regulatory, operational field clinical resources in support of the BACKBEAT study. We are reimbursing Medtronic at cost for these development, clinical and regulatory resources. Medtronic will integrate AVIM therapy, at our cost, as a firmware component of a premium pacemaker for potential regulatory approval and commercialization of AVIM-enabled commercial devices following a successful outcome of the BACKBEAT study.

Medtronic is the global market leader in cardiac rhythm management (“CRM”), and pacemaker devices, with over 50% of the U.S. market share for such devices and typically having a leading share in all other global markets. Given Medtronic’s market leadership and the potential therapeutic benefits of AVIM therapy, we believe AVIM-enabled pacemakers, if commercially approved, have the potential to be rapidly adopted into existing pacemaker-indicated patient care for addressable hypertensive patients. We further believe the substantial potential added clinical value and differentiation of AVIM-enabled pacemakers can help Medtronic potentially expand market share and grow revenue.

Under the terms of the Medtronic Agreement, Medtronic will have exclusive rights in the Primary Field to commercialize AVIM-enabled pacing systems globally following receipt of regulatory approvals. Medtronic would be entirely responsible for global commercialization following any receipt of regulatory approvals, including manufacturing, sales, marketing and distribution costs. Under the terms of the Medtronic Agreement, assuming that AVIM-enabled devices are sold at average selling prices supported by existing reimbursement structures worldwide (e.g., no higher or additional reimbursement is available), we are expected to receive between $500 and $1,600 per AVIM-enabled device sold based on a formula of the higher of (1) a fixed dollar amount per AVIM-enabled device (amount varies materially on a country-by-country basis) or (2) a percentage of the AVIM therapy generated sales. This estimated range is derived from publicly-available information, our management’s knowledge of the pacemaker market, our discussions with Medtronic, and the terms of the Medtronic Agreement. Based on our discussions with Medtronic, the global market leader in pacemakers, the terms of the Medtronic Agreement and our management’s knowledge of reimbursement codes for medical devices, we believe that AVIM-enabled pacemakers can be supported by existing reimbursement codes without the need for new codes.

Under the terms of the Medtronic Agreement, Medtronic has a right of first negotiation through FDA approval of AVIM therapy for the Primary Field, to expand its global rights to AVIM therapy for the treatment of uncontrolled HTN in patients not indicated for a pacemaker.

In addition to customary early termination provisions, the Medtronic Agreement will terminate on the date no further revenue share payments are due under the Medtronic Agreement, at which point Medtronic’s license under the Medtronic Agreement would become fully paid up, perpetual, irrevocable and royalty-free. Revenue share payments with respect to each applicable country (or group of countries) are to be paid for a minimum period of time determined by the latest to occur of (a) the expiration of the last valid claim of certain specified patents or (b) the date that is 12 years after the first commercial sale of any AVIM-enabled pacemakers in the applicable country or group of countries.

Market Needs

Hypertension

HTN is elevated blood pressure that increases risk of major cardiac events like heart attack and stroke and can contribute to other significant conditions such as heart failure and kidney disease. According to the World Health Organization (the “WHO”), HTN is the leading global risk factor for death affecting an estimated 1.28 billion adults worldwide. Cardiovascular risk doubles for every 10 mmHg increase in office systolic blood pressure and the mortality rate doubles with an increase of 20 mmHg in office systolic blood pressure, according to the National Center for Biotechnology Information.

The Centers for Disease Control and Prevention (the “CDC”) estimates 119.9 million adults, or approximately 48% of all adults in the United States have HTN. Within this group only 1 in 4 adults have their condition under control. In 2017, the American Heart Association (the “AHA”) and the American College of Cardiology (“ACC”) established new Hypertension Clinical Practice Guidelines defining Stage 1 HTN as patients with systolic 130 to 139 mmHg or diastolic 80 to 89 mmHg and Stage 2 HTN as patients with a systolic BP of at least 140 mmHg or a diastolic BP of at least 90 mmHg. Under these updated guidelines, the percentage of U.S. adults believed to have HTN increased from 31.9% to approximately 47% of all adults or approximately 120 million adults. Global guidelines have yet to be updated to be in line with U.S. clinical practice and generally HTN diagnoses start at the blood pressure level of U.S. Stage 2 HTN or above 140 mmHg for systolic BP. Importantly, 72% of U.S. adults over age 65, the age group most likely to need pacemakers, are considered to have HTN under the new guidelines. Further, the guidelines also recommend that a substantial proportion of U.S. adults taking anti-hypertensive medication undergo a more intensive BP lowering treatment to control their HTN.

The CDC reported high blood pressure as the primary or contributing cause of death in 2022 for more than 685,000 people in the United States, equating to nearly 1,875 deaths per day. By 2035, the estimated direct cost of high blood pressure could increase to $220.9 billion (annual average), according to the AHA.

Non-adherence to antihypertensive treatment is a critical contributor to suboptimal blood pressure control and another important risk factor for adverse cardiovascular disease outcomes. Of U.S. patients aware of their HTN diagnosis, about 76% are believed to be taking anti-hypertensive medication, but only 52% of those have their condition controlled, according to the Journal of Clinical Hypertension. Therefore, approximately 60% of hypertensive U.S. adults have uncontrolled HTN. An estimated 31% of HTN patients are non-adherent to medications, according to the AHA. Thus, many medically responsive patients have high blood pressure simply because they do not take their medications, making medication non-compliance one of the most prominent challenges of HTN management. In addition, since HTN patients are typically older, they are more likely to be prescribed multiple medications for HTN and other medical conditions: polypharmacy (multiple medications) is associated with increased risk of adverse events (fall injury, heart failure, etc.), polypharmacy mismanagement, and drug-drug interactions. Furthermore, AHA estimates as much as 15% of the prevalent HTN population is resistant to medical therapy, and these patients are 47% more likely to suffer the combined outcomes of death, myocardial infarction, heart failure, stroke, or chronic kidney disease over the median 3.8 years of follow-up than other HTN patients. Because of the factors mentioned above, there is a significant need for alternative therapies to treat HTN, particularly, device-based therapies that do not require patient compliance for receiving treatment.

Isolated Systolic Hypertension, Elevated Pulse Pressure & Diastolic Dysfunction

Based on data from the CDC, 63% of U.S. adults over 60 years old have HTN, with over 65% of them suffering from isolated systolic hypertension (“ISH”). ISH patients have elevated systolic blood pressure (>140 mmHg), while their diastolic blood pressure remains normal or low (≤90 mmHg). ISH is a more difficult to treat form of HTN because anti-hypertensive medications generally impact both systolic and diastolic pressure. It is estimated that over 80% of medical treatment failure patients over 60 years old have ISH, according to the AHA. ISH patients experience elevated pulse pressure, which is the difference between systolic and diastolic pressures (“Pulse Pressure”). Pulse Pressure is a known, significant, independent risk factor for coronary heart disease. According to published literature, a 10 mmHg increase in Pulse Pressure is associated with a 32% increase in risk of heart failure and a 24% increase in risk of stroke (after controlling for systolic BP and other risk factors). In addition, in men ≥60 years old (the typical age of pacemaker patients), risk for coronary artery disease is three times larger in patients with Pulse Pressure of ≥70 mmHg compared to those with Pulse Pressure of 60 mmHg.

Long standing HTN leads to cardiac structural and functional changes that frequently result in left ventricular (“LV”) DD, a condition in which the left ventricle has impaired relaxation and filling, leading to increased pressure and reduced efficiency in pumping blood. It is a key contributor to heart failure with preserved ejection fraction (HFpEF), which accounts for approximately 50% of all heart failure cases. The prevalence of DD increases with age, affecting over 50% of individuals over 70.

Hypertension among Patients with Pacemakers

Pacemakers are recommended for the management of symptomatic bradycardia (slow heart rate) due to sick sinus syndrome, atrio-ventricular block, a combination of these conditions or other situations in which patients are prone to brady-arrhythmias. Currently available devices have evolved from single-chamber, fixed-rate pacemakers to multi-chamber, rate-responsive units. In the United States, over 85% of pacemaker patients receive dual-chamber devices which have wires or leads implanted in the right atrium and right ventricle of the heart capable of sensing and stimulating the heart to control contraction timing of both chambers. There were approximately 1.1 million dual-chamber pacemaker implants performed worldwide in 2022 according to GlobalData. Global sales of dual-chamber pacemakers exceeded $3.6 billion in 2022 according to GlobalData, comprising over 20% of the overall $17.2 billion market for implantable cardiac rhythm management devices.

Based on ACC/AHA guidelines, we estimate that nearly 80% of U.S. patients that are indicated for the implant of a pacemaker have HTN. Among this group of patients, over 60% are estimated to have uncontrolled HTN based on the treatment goal per the 2017 ACC/AHA guidelines. Further, since the average age of pacemaker-indicated patients is approximately 73 years old and, in consideration of other demographic factors associated with this population, these patients are at elevated risk of ISH (over 80% of patients enrolled in prior clinical studies of AVIM therapy had ISH). Furthermore, these patients are likely to suffer from other co-morbidities common to this population such as atherosclerosis, hyperlipidemia, diabetes mellitus and chronic kidney disease. We believe these patients could benefit substantially from a HTN therapy like AVIM therapy that can be administered via an already necessary pacemaker.

Target Patient Populations and Market Opportunity for AVIM Therapy

The initial target market for AVIM therapy is the large population of patients with uncontrolled HTN who also require the implant or replacement of a pacemaker (the HTN+P population). Pursuing this patient population takes advantage of the fact that AVIM therapy is designed to address patients who already require a pacemaker implant since it can be readily incorporated into standard cardiac rhythm management systems such as pacemakers, as Medtronic has already done for the BACKBEAT study. As a novel HTN therapy that can be completely integrated with an established existing commercially available device patients already require for a critical medical indication, we believe AVIM therapy can be readily adopted into the existing paradigm of care for hypertensive patients that already require a pacemaker implant. As already described above, we believe there is a significant unmet need and commercial opportunity for more effective treatment of the HTN+P population.

AVIM-enabled pacemakers can be implanted using standard implant procedures, electrical leads and lead positions. Further, we believe any experienced and trained physicians who perform pacemaker implants, such as electrophysiologists and cardiologists, will be able to select an AVIM-enabled pacemaker for an appropriate patient without the need for another physician referral, if approved. AVIM therapy features proprietary algorithms that are designed to enable physicians to non-invasively adjust the therapeutic parameters to optimize chronic blood pressure reduction to individual patient needs. In addition, AVIM therapy is designed to be de-activated or reactivated by the physician as necessary, offering potential efficacy and safety advantages over other device-based therapies. Importantly, the therapeutic effects of AVIM therapy are designed to not rely on patient adherence or compliance, offering a significant complement to pharmaceutical therapies for which adherence and compliance are a key challenge.

We estimate that the addressable annual market for pacemaker-indicated patients with HTN will comprise more than 750,000 patients worldwide by 2026. We estimate that, if approved, commercialization of AVIM therapy in hypertensive pacemaker patients can increase the commercial value of the global pacemaker device market by over $2 billion annually. This substantial annual opportunity is based on incorporating AVIM therapy’s potentially potent and clinically impactful HTN treatment capabilities into a pacemaker to drive a meaningful increase in the average selling price (“ASP”) that can be supported by existing pacemaker procedure codes globally.

We also believe AVIM therapy may offer therapeutic benefits to HTN patients not yet indicated for a pacemaker who have uncontrolled systolic blood pressure despite medical therapy and have increased cardiovascular risk factors such as ISH, DD and additional serious medical comorbidities. We estimate that this additional addressable annual market for select patients with uncontrolled hypertension and high cardiovascular risk not yet indicated for a pacemaker will comprise at least 3.7 million patients worldwide by 2025, or approximately 0.2% of the global HTN population. We calculate this estimated market using information from publicly available third-party sources that only includes those hypertensive patients who are (1) over 60 years of age with high (>20%) ASCVD score, (2) are currently being treated with at least one medication, (3) have high systolic blood pressure (greater than 160 mmHg oSBP) despite medical therapy, (4) have ISH, and (5) do not have high burden atrial fibrillation, symptomatic HF, white coat, and severe valvular disease. Using similar maximum ASP figures based on existing reimbursement codes for pacemaker implantation, we estimate that this calculated market represents a global potential annual revenue opportunity of over $15.4 billion using similar potential ASPs as AVIM-enabled pacemakers.

Impact Potential of AVIM therapy

AVIM therapy is a bioelectronic product candidate for uncontrolled HTN that is designed to immediately, substantially and persistently reduce blood pressure. AVIM therapy is delivered through programmed cardiac pacing algorithms. These algorithms are specifically designed to reduce blood pressure by (1) lowering cardiac preload (ventricular filling volume) and maintaining reduced blood pressure and by (2) modulating sympathetic tone (the level of activity of the sympathetic nervous system) as well as reducing cardiac afterload (total peripheral resistance). AVIM therapy is designed to leverage standard rhythm management devices (dual-chamber pacemakers), utilizing the same implant procedure and lead positions while still enabling standard rhythm management (pacing) functions. We believe that physicians such as implanting cardiologists and electrophysiologists who currently implant pacemakers and are responsible for the care of these patients can make the medical decision to implant an AVIM-enabled pacemaker in an eligible patient. Further, we believe that AVIM-enabled devices can garner meaningfully higher ASPs that can be supported by existing reimbursement without the need for new procedure codes. While AVIM therapy is designed to achieve certain results as described above and below, there is no guarantee that AVIM therapy will prove to be safe and effective.

AVIM therapy is designed to deliver cardiac pacing to reduce blood pressure through two essential mechanisms:

1.	Programmed pacing with short AV delays (shorter timeframe between contraction of the atria and the ventricle of the heart) designed to substantially reduce blood pressure by reducing cardiac preload. Cardiac preload is the amount of stretching of the ventricle of the heart driven by the volume of blood that fills the ventricle. Pacing with shorter AV delays reduces fill volume and, thereby, cardiac preload. Lower preload results in lower blood pressure.

2.	Programmed variable blood pressure patterns (achieved using programmed pacing with a combination of short and intermittent longer AV delays) designed to maintain average blood pressure reduction by modulating sympathetic tone and reducing cardiac afterload. Sympathetic tone refers to the level of activity of the sympathetic nervous system response which is known to drive and maintain elevated blood pressures. Cardiac afterload is the vascular resistance against which the heart must contract to eject blood and is characterized by the diameter of arteries, otherwise known as total peripheral resistance.

1Kalarus et al. Journal of the American Heart Association. 2021;10:e020492ahajournals.org/doi/10.1161/JAHA.120.020492.

2Kuck, Hemodynamics Effects of AVIM Therapy, THT’24

Preclinical Data

The goal of the preclinical studies was to evaluate the feasibility of the use of AVIM therapy in a canine model with surgically induced HTN and to provide a rationale for clinical use to persistently lower blood pressure in patients with HTN. AVIM therapy was delivered via pacing algorithms in a prototype device in the canine model. Chronic delivery of AVIM therapy significantly reduced 24-hour aSBP by an average of 32.5 mmHg over a one-month period (n=4).

The reduction occurred immediately upon activation of therapy and was maintained for the period that the therapy was active (approximately 30 days). Blood pressure did not meaningfully change in the study’s single control animal that had an AVIM therapy device implanted but not activated. 24-hour aSBP was measured using an implanted blood pressure sensor.

The chart below shows the baseline 24-hour aSBP profile of one of the study animals prior to therapy activation as compared to the 24-hour aSBP profile of the same animal following activation of AVIM therapy. The results are plotted as a histogram demonstrating the frequency of blood pressure levels over the course of the 24-hour period. The baseline aSBP histogram shows the percentage frequency of aSBP reaching different levels of pressure ranging from approximately 135 mmHg to 280 mmHg and a most frequent aSBP of approximately 180 mmHg. By contrast, the AVIM therapy aSBP histogram shows the percentage frequency of aSBP reaching different levels of pressure ranging from approximately 120 mmHg to 260 mmHg and a most frequent aSBP of approximately 145 mmHg. The charts demonstrate the significant improvement in the entire 24-hour aSBP profile of the animal driven by AVIM therapy as the entire aSBP histogram is shifted substantially downwards and to the left in term of frequency of reaching lower SBP levels and the peak SBP frequency level is reduced by approximately 35 mmHg. These results are similar in the three AVIM therapy study animals in terms of substantial improvement of the 24-hour aSBP profile while the one study control animal did not experience a shift in 24-hour aSBP profile.

The chart below on the left shows average aSBP per 24-hour period of the same study animal profiled above over the entire study period. This chart demonstrates that (1) AVIM therapy drove a substantial reduction of 24-hour aSBP from baseline levels (shown in orange with each box representing a full 24-hour period of aSBP measurement); (2) this blood pressure reduction was maintained through the period that AVIM therapy was active (as reflected in the orange line made up of orange boxes); and (3) blood pressure levels took more than 10 days to return to baseline levels after AVIM therapy was turned off, indicating that sympathetic tone responses and afterload levels were potentially modulated by chronic delivery of AVIM therapy since aSBP levels would be expected to return immediately to baseline levels if sympathetic tone and afterload were not modulated. These results are similar in all three AVIM therapy study animals in terms of durable substantial improvement of the 24-hour aSBP profile and slow response over days to baseline aSBP levels. As shown in the chart below on the right, the one study control animal did not experience any significant changes in 24-hour aSBP during the study period as illustrated by the chart below.

Clinical Results

Acute Clinical Studies (Nanjing):

A short time-based study of the effects of AVIM therapy in 18 patients with uncontrolled HTN who were already scheduled to undergo an invasive electrophysiology procedure was conducted at Jiangsu Province Hospital/The First Affiliated Hospital with Nanjing Medical University, Nanjing, China. The study population consisted of patients with uncontrolled HTN and systolic blood pressure >140 mmHg despite at least one anti-hypertensive medication.

AVIM therapy was applied for at least one minute in all patients and up to five minutes in certain patients based on whether the physician managing the primary electrophysiology procedure allowed for longer duration of treatment based on the time available to perform the AVIM therapy acute clinical study versus the primary electrophysiology procedure for which the patient was being treated. Various signal parameters were evaluated. All patients exhibited reduction of >10 mmHg in systolic blood pressure. The average sustained reduction in blood pressure was 19.7 +/-7.4 mmHg systolic (p<0.001) and 4.3 +/-3.7 mmHg diastolic (p<0.001). No serious adverse effects were observed or reported in these studies. The study also demonstrated that reduction in blood pressure was titrated by modifying AVIM therapy parameters as needed.

Acute Clinical Study (Prague):

On March 6, 2024, we announced the presentation of results from a pressure volume (“PV”) loop clinical study of AVIM therapy in pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medication. The new clinical data demonstrate the favorable hemodynamic impact of AVIM therapy as compared to standard right ventricular (“RV”) pacing on systolic blood pressure and overall cardiac function when delivered using both conduction system as well as standard pacing lead locations. The PV loop study was conducted at Na Homolce Hospital in Prague by Petr Neužil, MD, CSc., FESC and the data were presented by Prof. Karl-Heinz Kuck, M.D., Medical Director at LANS Cardio Hamburg at the Technology and Heart Failure Therapeutics 2024 Meeting.

The PV loop study enrolled 16 patients indicated for a dual-chamber pacemaker that also had uncontrolled HTN despite taking anti-hypertensive medication who underwent invasive PV loop testing to evaluate cardiac function, measured by changes in LV volumes and pressures using a pressure-volume catheter placed in the LV. SBP was measured using a pressure transducer placed in the aorta, and baseline measurements were recorded using atrial pacing at a fixed rate. Normal conduction AVIM therapy with pacing leads placed in AVIM RV locations, as well as in AVIM CSP locations targeting the left bundle branch area (LBBA) regions, respectively, was compared to standard AV Pacing.

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

Chronic Clinical Studies:

MODERATO I Single Arm Study

The 27-patient, MODERATO I clinical study was conducted primarily in Europe (along with one clinical site in Chile) to evaluate the safety and efficacy of AVIM therapy using our proprietary Moderato system, capable of delivering AVIM therapy as well as performing the rhythm management function of a standard dual-chamber pacemaker. The Moderato system, comprised of the implantable pulse generator (“IPG”) and programmer, was manufactured under an original equipment manufacturer contract by a division of Integer Holdings Corporation (“Integer”), a leading supplier of cardiac rhythm management device components. The Moderato system was European Conformity (“CE”) marked in July 2019. However, we do not plan to commercialize the Moderato device, but may consider utilizing the CE marked system to conduct additional clinical work in the EU.

The results from the MODERATO I study were published in December 2017 in the Journal of the American Heart Association. The main inclusion criteria required patients to have oSBP >150 mmHg despite taking at least two anti-hypertensive drugs as well as having a clinical indication for a dual-chamber pacemaker implant or replacement. Twenty-seven patients meeting all study entry criteria underwent a Moderato device implant, at which time only standard pacemaker functions were activated. Nearly 80% of the patients enrolled had ISH, making them a more difficult group of patients to treat. All enrolled patients were implanted with Moderato devices and then followed for a one-month observation period to evaluate any changes in blood pressure due to either the initiation of standard pacing alone or due to their participation in the study. At the end of the one-month period blood pressure was reassessed to ensure oSBP remained >140 mmHg for eligibility to enter the treatment phase of the study. Only 27 patients met the criteria and AVIM therapy was activated in these patients. Patients were then reevaluated following three months of treatment for changes in blood pressure assessed by both office cuff measurements and by 24-hour ambulatory blood pressure recordings. The study’s co-primary efficacy endpoints were changes in oSBP and mean 24-hour aSBP (added as a study amendment) from pre-activation through three months post activation of therapy. All 27 patients completed the study’s three-month activation period and clinical follow-up. Twenty-one patients consented to be followed at 6, 12, 18 and 24 months after activation and only oSBP levels were measured at these longer follow-up time points due to the fact that measuring changes in aSBP over two- to six-month periods is generally deemed appropriate to assess HTN therapies and because additional aSBP measurements are highly burdensome for patients that participate in HTN studies as they require wearing a device that takes frequent blood pressure measurements over a 24-hour period. Two-year follow-up data available from these 21 patients was presented for the first time in October 2017 at the Transcatheter Cardiovascular Therapeutics (“TCT”) conference in Denver, Colorado.

The co-primary efficacy endpoint of changes in mean 24-hour aSBP was met successfully with AVIM therapy activation driving a significant 11.6 mmHg reduction (p<0.001) from pre-activation levels during the first day of therapy. The reduction was maintained through the three-month activation period, representing a statistically significant reduction of 10.1 mmHg (p=0.007) from the pre-activation aSBP. Seventeen of the 27 study patients participated in the co-primary efficacy endpoint analysis which was included as amendment to the MODERATO I study design following initiation of the study given new evidence from other clinical studies regarding the potential importance of change in mean 24-hour aSBP in assessing the potential efficacy of HTN therapies.

The co-primary efficacy endpoint of changes in oSBP was also met successfully with AVIM therapy driving a statistically significant reduction in oSBP, 16.1 mmHg (p<0.001) from pre-activation levels. This reduction in oSBP was maintained in patients who reached the later follow-up time points with a mean statistically significant reduction of 23.4 mmHg (p<0.001) in oSBP from baseline levels after 24 months of therapy.

1aSBP (n=160 at pre-activation.

2AVIM (n=21) continued after completion of study at 3 months to be followed for 2 years.

Long-term (24-month) data showed results consistent with expected mechanism of action, including statistically significant reduction in heart rate (p<0.05), a key measure of sympathetic nervous system activation, and end-diastolic volume, a key safety measure. In addition, comparison of echocardiograms performed at baseline and following activation up to two years of AVIM therapy showed that there were no significant changes in cardiac function (ejection fraction).

24-month Data Consistent with Expected Mechanism of Action

During the initial study period for MODERATO I, there were eleven serious adverse events (“SAEs”) in seven of the 27 study patients. Nine events in six patients were cardiac related. Two non-cardiac events were urinary tract infections and dyspnea treated with bronchodilator. No events were adjudicated as definitely or probably related to AVIM therapy. One event was adjudicated as probably related to the implant procedure for the Moderato device. Four events in four patients were adjudicated as possibly related to the Moderato device (atrial fibrillation, myocardial infarction with symptoms of heart failure, cardiac asthma, and arrhythmia due to ventricular oversensing).

During the extended 21-month follow-up period that included 24 patients who continued with AVIM therapy, there were 25 SAEs in twelve patients. No events were adjudicated as definitely or probably related to AVIM therapy. Out of 25 events, 17 events in seven patients were cardiac related. There were eight non-cardiac events in eight patients. The non-cardiac events included two orthopedic events, two cases of cancer, a transient ischemic event, and three respiratory related events. Five events in three patients were adjudicated as possibly device related. These included two events of atrial fibrillation in the same patient, pneumonia with cardiac decompensation and dyspnea with cardiac decompensation in one patient, and cardiac decompensation in another patient.

MODERATO II Double-Blind, Randomized Study

The results of the MODERATO II study of AVIM therapy in patients with uncontrolled HTN also indicated for a pacemaker were published in August 2021 in the Journal of the American Heart Association. All patients enrolled in the MODERATO II study, a European prospective, multi-center, double-blind, randomized pilot study of AVIM therapy, had persistent HTN (aSBP ≥ 130 mmHg and oSBP ≥ 140 mmHg) despite one or more anti-hypertensive medications and a pacemaker indication, and were implanted with our Moderato System. Following a 30-day run-in period during which patients received only standard pacing along with anti-hypertensive medications, patients who met follow-up screening criteria for daytime aSBP were randomized to AVIM therapy or control groups.

Prior to randomization, mean aSBP for both groups was 136.3 mmHg with patients, on average, treated with over three prescribed anti-hypertensive drugs. 88.5% of the patients in the AVIM therapy treatment arm had ISH, making them a more challenging group of patients to treat. 71.4% of control arm patients also had ISH. The study met its primary efficacy endpoint of superiority of AVIM therapy to control in terms of change in mean 24-hour aSBP at six months following randomization. After six months, mean aSBP was reduced by a statistically significant 11.1 mmHg in the AVIM therapy group as compared to a non-significant reduction of 3.1 mmHg in the control group, resulting in a statistically significant difference of 8.1 mmHg (p=0.01) between groups.

The treatment group saw a high (85%) overall response rate, with approximately 54% of the AVIM-treated patients experiencing aSBP reduction at six months of greater than 10 mmHg, an amount associated with a clinically meaningful reduction in risk of heart attack and stroke.

The study met its secondary efficacy endpoint of superiority of AVIM therapy to control in terms of change in oSBP at six months following randomization. After six months, oSBP was reduced by a statistically significant 12.4 mmHg in the AVIM therapy group as compared to a non-significant reduction of 0.1 mmHg in the control group, resulting in a statistically significant difference of 12.3 mmHg (p=0.02) between groups.

The MODERATO II study also met its primary safety endpoint, which was no significant differences in rates of MACE. There were no MACE in the AVIM therapy group and three MACE in two patients in the control group (one death from cancer and two cardiac events) at six months. Additionally, there were no notable differences in echo parameters between the two arms. During the randomized phase of the study, there were eight SAEs in four patients in the control group (n=21) and none in the treatment group (n=26). Two of the eight events were cardiac related. During the extended 18-month follow-up period that included treatment patients (n=26) and crossover-to-treatment patients (n=14), there were 26 SAEs in 16 patients. Out of 26 events, only 13 events (in eleven patients) were cardiac related. No events were adjudicated as possibly related to AVIM therapy. The non-cardiac events included four cancer related events, for gastrointestinal disorder events, one COVID-19 death, one amputation, two inflammatory events, and a transient ischemic event.

AVIM-treated patients in the MODERATO II study continued to be followed through the 24-month period of the study, including control patients who crossed over to AVIM therapy after the end of the six-month double-blind period of the study. Only oSBP measurements were taken at follow-up visits after the six-month aSBP primary endpoint was measured. Significant reduction in oSBP, a mean of 17.5 mmHg, was maintained in all AVIM-treated patients who completed the 24-month follow-up. The results for 24-hour aSBP and oSBP at six months post-randomization, as well as the oSBP results at 24 months are shown in the figure below:

124-Hr aSBP Control (n=19), 1 control patient could not be measured despite repeat measurement (patient had extremely high blood pressure);

Definitions: Major Adverse Cardiac Events (MACE) included death, heart failure, clinically significant arrhythmias (i.e., persistent or increased atrial fibrillation, serious ventricular arrhythmias), myocardial infarction, stroke and renal failure in treatment group calculated per patient; Office Systolic Blood Pressure (oSBP); and Ambulatory Systolic Blood Pressure (aSBP).

Additionally, as shown in the chart below, the mean pre-activation 24-hour aSBP profile (systolic blood pressure plotted over a 24-hour period) for all 26 AVIM therapy patients (prior to receiving AVIM therapy) was significantly reduced at six months following AVIM therapy activation at all time points.

Source: Kalarus et al. Journal of the American Heart Association. 2021;10:e020492ahajournals.org/doi/10.1161/JAHA.120.020492.

Presented: Kuck, Hemodynamics Effects of AVIM Therapy, THT’24.

Following completion of the randomized period and successful achievement of the primary endpoints, 14 control patients crossed over to active AVIM therapy. Nine of the fourteen patients had ISH. The results in these patients were encouraging and consistent with the reductions in the AVIM therapy group during the randomized portion of the study and are summarized below:

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

MODERATO II Results in ISH Patients

In a subgroup of the MODERATO II study’s patients with ISH, a dangerous and challenging to treat form of HTN prevalent in older patients, treatment with AVIM therapy resulted in clinically meaningful and statistically significant reductions of 7.4 mmHg in aSBP and 11.9 mmHg in oSBP when compared to control (continued medical therapy) patients at six months. Further, in patients with ISH, AVIM therapy drove statistically significant reductions of 9.4 mmHg in ambulatory Pulse Pressure and 13.3 mmHg in office Pulse Pressure at six months as compared to control patients.

1Kalaras et al. Journal of the American Heart Association. 2021;10:e020492. https//doi.org/10.1161/JAHA.120.020492.

2Burkhoff MODERATO II Study 2-Year Results TCT 2021.

3Compared to pre-activation.

413 control patients at 6 months, one died of cancer, and one had unsuccessful recording

514 control patients at 6 months, one died of cancer

621 patients at 24 months, one died of cancer, and one died from Covid-19

1Compared to pre-activation.

224-Hr Ambulatory Pulse Pressure control (n=13) at 6 months. One died of cancer, and one had unsuccessful recording.

3Office Pulse Pressure control (n=14) at 6 months. One died of cancer.

4AVIM therapy(n=21) at 24 months. One died of cancer, and one died from Covid-19.

MODERATO II Long-Term Follow Up Study:

On February 26, 2024, we announced new data demonstrating sustained, clinically meaningful reduction in 24-hour ambulatory systolic blood pressure (aSBP) in hypertensive pacemaker patients treated with AVIM therapy for over 3 years. Reduction in aSBP measured at 6 months from randomization and therapy activation was the primary endpoint of the MODERATO II study, a European multi-center, double-blind, randomized pilot study involving 47 subjects. Patients randomized to AVIM therapy and antihypertension medication in that study experienced an 11.1 mmHg (p<0.001) reduction in mean aSBP at 6 months follow-up, resulting in a statistically significant difference of 8.1 mmHg compared to control patients who were managed only with anti-hypertensive medications (p=0.01). Long-term blood pressure results are from a follow-up study of 16 patients originally enrolled in the MODERATO II study. This group included eight patients from the MODERATO II study’s AVIM treatment arm and eight control arm patients that crossed over to AVIM therapy at the end of the 6-month double-blind phase. In this group of patients, aSBP was measured, on average, 3.6 (±0.6) years following initiation of AVIM therapy. As a group and based on individual paired data, these patients continued to experience a statistically significant, clinically meaningful mean aSBP reduction of 8.9 mmHg at long-term follow up, which is similar to the mean aSBP reduction of 8.9 mmHg seen in this same group of patients when measured at the 6-month aSBP measurement.

1Kalaras et al. Journal of the American Heart Association. 2021;10:e020492 ahajournals.org/doi/10.1161/JAHA.120.020492.

2Burkhoff MODERATO II Study 2-Year Results TCT 2021.

3Fischer MODERATO Study Long-term Results ICI 2024.

4Patients re-consented for long-term follow-up.

MODERATO II Results in Patients with Diastolic Dysfunction

In February 2025, we announced results from a retrospective analysis of the MODERATO II study’s data demonstrating favorable impact of AVIM therapy on Echo markers of DD, a key driver of heart failure progression. The results were presented as late-breaking science at the Technology and Heart Failure Therapeutics (“THT”) 2025 Conference. HTN is the leading cause of DD; both conditions are common in older patients and contribute to the development of heart failure.

The retrospective, treatment-blinded analysis of the MODERATO II study assessed the impact of 6 months on systolic blood pressure (“SBP”) and Echo markers of DD using core lab Echos with independent blinded adjudication. Patients were classified as with DD (“DD+”) or without DD (“DD-”) using the American Society of Echocardiography Guidelines. From the MODERATO II study cohort (n=47), 36 patients had technically sufficient Echo data, and 61% of this group (22/36) had Echo evidence of DD.

Using key measures of diastolic function, AVIM therapy:

●	Significantly reduced office and ambulatory SBP in patients with DD through 6 months
o	Ambulatory SBP (“aSBP”) was reduced in AVIM-treated DD+ patients (N=12) by 8.3±9.7 mmHg (p<0.01 vs. baseline) compared to 2.2±9.8 mmHg in the control DD+ group (N=10)
o	Office SBP (“oSBP”) was reduced in AVIM-treated DD+ patients by 12.1±12.8 mmHg (p<0.01 vs. baseline) compared to an increase of 2.9±26.4 mmHg in the control DD+ group (N=10)
o	SBP reduction was similar in patients with and without DD
●	Significantly improved key measures of diastolic dysfunction
o	In patients with DD, AVIM therapy demonstrated favorable Echo changes consistent with improved myocardial relaxation and diastolic compliance. Specifically, in comparison to DD+ control patients, AVIM-treated DD+ patients experienced a significant increase in e’ (from 5.9±2.0 to 8.8±3.4cm/sec; P<0.01) consistent with an improvement in left ventricular relaxation and a significant increase in E/A (from 0.86±0.39 to 1.60±0.84; P<0.01) consistent with improved passive filling of the left ventricle despite reduced filling time (the designed effect of AVIM therapy) with no significant changes in left atrial size.

These findings provide further evidence that AVIM therapy, in addition to significantly reducing systolic blood pressure, may also favorably influence ventricular function in important ways for patients with DD and at risk for heart failure.

Clinical, Regulatory and Commercialization Pathway

The BACKBEAT Global Pivotal Study

On September 19, 2023, we announced that the FDA granted us IDE approval to initiate our planned BACKBEAT (BradycArdia paCemaKer with AVIM for Blood prEssure treAtmenT) global pivotal study (the “BACKBEAT study”) to treat uncontrolled HTN in patients indicated for a pacemaker. On January 8, 2024, we announced that the first patient was enrolled and randomized into the BACKBEAT study in late December 2023. The BACKBEAT study is a global, multi-center, prospective, randomized, double-blind study investigating the efficacy and safety of AVIM therapy in patients who have recently undergone implantation of a Medtronic dual-chamber cardiac pacemaker and have uncontrolled HTN despite the use of anti-hypertensive medications. We are actively screening patients for enrollment in the BACKBEAT study. Site activations are expected to continue throughout 2025 with a target of activating approximately 100 centers in the United States and Europe. The study will randomize approximately 500 patients 1:1 to AVIM therapy combined with continued medical therapy (treatment) or continued medical therapy and standard pacing alone (control). The study’s primary efficacy endpoint will determine at three months post-randomization whether AVIM-treated patients experience a statistically significant reduction in daily average blood pressure (mean 24-hour aSBP) as compared to control patients. The primary safety endpoint will determine at three months post-randomization whether AVIM-treated patients experience serious adverse device effects that are not anticipated with cardiac pacing. Double-blind follow up will continue through 12 months to enable the collection of additional clinical endpoints. All patients will be eligible to cross over upon completion of the 12-month blinded follow-up phase.

The design of the BACKBEAT study is outlined in the chart below:

During the third quarter of 2024, we implemented an FDA approved amendment to the BACKBEAT study protocol for existing and newly activated study sites. The protocol amendment is intended to improve patient engagement processes and significantly expand the window for screening and enrolling patients. Specifically, the updated protocol allows patients to consent and have initial blood pressure assessment prior to pacemaker implant and be screened and enrolled 30 days prior to and up to 365 days post-implant procedure. Previously, patients could not consent prior to implant and could only be screened and enrolled up to 90 days post-implant, substantially limiting the pool of eligible patients. The updated protocol also streamlines site coordinator and patient visit activities. We currently estimate completion of enrollment of the BACKBEAT study in the first half of 2026; however, there is no assurance that our current operating plan will be achieved.

We utilize a four-pronged approach to support clinical activities for AVIM therapy: (1) full-time employees to directly manage clinical studies and supervise external providers; (2) an external contact resource organization (“CRO”), that serves as the authorized and legal representative of the study sponsor, submits study protocol for approval by clinical site review boards and ethics committees, and reports adverse events; (3) local part-time independent clinical research associates and field clinical engineers (“FCEs”) sites that can assist with site initiations, clinical study activities and full data monitoring; and (4) FCE and other clinical and regulatory resources from Medtronic, our strategic partner, to assist with certain clinical study activities.

In the third quarter of 2019, the Moderato implantable system that delivers AVIM therapy for the treatment of uncontrolled HTN while also providing standard pacemaker functions was CE marked in the EU under the Active Implantable Medical Device Directive. We currently do not have plans to commercialize this system in the EU on our own but believe there is a significant opportunity for Medtronic to commercialize AVIM-enabled pacemakers in the EU post-marketing approval. We expect that the BACKBEAT study will include at least 20 clinical study sites in the EU, including several sites that participated in the MODERATO I and II studies.

For the clinical and regulatory development of AVIM therapy for uncontrolled HTN with high cardiovascular risk, we will seek to leverage data from the BACKBEAT study given that age and other demographic factors of the target population are expected to be similar, the type of HTN treated will likely be isolated systolic HTN which is a predominant form of HTN in the HTN+P population, and other comorbidities are also expected to be similar to both target populations.

AVIM Therapy & CNT-HF for Heart Failure

Our Bioelectronic Therapies group is also seeking to develop a pipeline of additional treatments for development and future licensing based on its patented CNT technology. The lead follow-on therapy candidate is CNT-HF, a bioelectronic treatment for HF. According to the AME Medical Journal, HF affects an estimated 64 million people worldwide. According to the Journal of Cardiac Failure, 6.7 million Americans have HF, which contributed to 1 in 8 deaths in the United States in 2024, while costing nearly $31.0 billion annually. AHA projects the cost of HF will increase by 127% to $69.8 billion in 2030, amounting to approximately $244 for every U.S. adult. Approximately half of the patients with signs and symptoms of heart failure have largely normal left ventricular ejection fraction and are therefore considered Heart Failure patients with Preserved Ejection Fraction (“HFpEF”), according to the AHA. The prevalence of HFpEF compared with prevalence of HF with reduced ejection fraction (“HFrEF”), appears to be increasing over time along with aging of the population and the increasing prevalence of risk factors for HFpEF, such as obesity, HTN, and type 2 diabetes as well as improvements in diagnosis, according to the AHA. Those living with HFpEF experience frequent hospitalizations and high mortality rates. Nevertheless, there are currently no approved disease-modifying therapies for HFpEF. The success of existing HF therapies is mostly limited to treatment of HFrEF, not HFpEF, according to GlobalData.

We are exploring the benefits of AVIM therapy in patients with HTN and/or ISH that are at high risk for the development of HFpEF or have early stage HFpEF. We believe there is a likely physiologic relationship between the cardiovascular strain of chronic HTN, particularly ISH, and other conditions such as DD, and the development of HF, particularly HFpEF. We believe AVIM therapy may play a beneficial role in the dynamic, helping to prevent progression of HFpEF.

We have also initiated clinical feasibility work with regard to CNT-HF, a modified cardiac neuromodulation therapy algorithm that, like AVIM therapy, aims to achieve autonomic nervous system modulation with a primary focus on sympathetic down-regulation without substantial impact on blood pressure for the treatment of HFrEF. HFrEF is a syndrome characterized initially by left ventricular dysfunction that triggers countermeasures aimed to restore cardiac output. These responses are compensatory at first but eventually become part of the disease process itself, leading to further worsening cardiac function. Among these responses is the activation of the sympathetic nervous system (“SNS”), that provides inotropic support to the failing heart increasing stroke volume, and peripheral vasoconstriction to maintain mean arterial perfusion pressure, but eventually accelerates disease progression affecting survival. Activation of SNS has been attributed to the withdrawal of normal restraining influences and the enhancement of excitatory inputs, leading to worsening heart failure symptoms and progression of disease.

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

If shown to be safe and effective, we believe CNT-HF for the treatment of heart failure has the potential to be an attractive therapeutic candidate for licensing and collaboration with strategic partners that have established commercial cardiac rhythm management business. We anticipate that CNT-HF will run on a dual-chamber pacemaker, a three-chamber bi-ventricular pacemaker (also known as a cardiac resynchronization therapy or “CRT” device), as well as, potentially, a combined pacemaker/CRT/defibrillator, allowing potential strategic partners already in the cardiac rhythm management business to provide an entirely new HF treatment leveraging their existing manufacturing and commercialization infrastructure.

INTERVENTIONAL THERAPIES — Virtue SAB for Artery Disease and SirolimusEFR for Local Inflammation in Multiple Indications

We are developing high impact therapeutic product candidates designed to optimize focal drug delivery during well-established interventional procedures with the objective of improving clinical outcomes and reducing complications. Our flagship product candidate of the Interventional Therapies portfolio is the Virtue SAB, a drug-device product candidate that is designed to enable targeted delivery of sirolimus, an approved pharmaceutical agent for preventing restenosis during interventional stent treatment of artery disease, the leading cause of death worldwide. We have a global strategic partnership with Terumo, one of the world’s largest medical device companies, for Virtue SAB. We are also exploring multiple additional applications of SirolimusEFR, our proprietary, investigational extended focal release formulation of sirolimus used in Virtue SAB. Sirolimus is a widely used anti-proliferative, anti-inflammatory pharmaceutical. We believe its unique formulation has the potential for the treatment of local inflammation in target tissues other than coronary and peripheral arteries, and a broad array of additional indications in which we are conducting early exploratory work, such as urology.

Below is a detailed summary of Virtue SAB and an overview of potential future SirolimusEFR-based programs.

Virtue Sirolimus AngioInfusion Balloon

Virtue SAB is a novel, proprietary drug-device combination product candidate for the treatment of artery disease that is designed to deliver an extended focal release formulation of sirolimus to the vessel wall during balloon angioplasty without the need for balloon coating or a permanent implant. Virtue SAB utilizes two key enabling technologies, our proprietary, investigational formulation of sirolimus, SirolimusEFR, and its patented microporous AngioInfusion Balloon, that work synergistically to optimize the clinical performance of the product candidate. Clinical data from the SABRE trial, a multi-center, prospective, independent core lab-adjudicated pilot clinical study of 50 patients conducted in Europe, has positioned Virtue SAB for a U.S. pivotal clinical study to support potential FDA approval for the treatment of ISR. We will sponsor this study, called the Virtue ISR-US study. The aim of this study is to have Virtue SAB be the first approved AngioInfusion Balloon for coronary use in the United States. We believe Virtue SAB has the potential for further evaluation in follow-on clinical indications such as treatment of de novo coronary small vessel (“SV”) disease, below-the-knee peripheral disease (“BTK”), and other therapeutic areas such as urology. According to our current agreement, Terumo is responsible for executing a global clinical and regulatory development program focused on SV, BTK and coronary indications, except for the Virtue ISR-US trial, for which we have responsibility.

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

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10-15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this Annual Report on Form 10-K, the target achievement dates for three $5 million milestone payments has already passed. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement, including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. For additional information regarding recent developments concerning the Terumo Agreement, see “Overview—Recent Developments” In Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

Market Needs — Coronary and Peripheral Artery Disease

Artery disease is caused by atherosclerosis, the hardening and narrowing of the arteries due to the build-up of fatty material and plaque that reduces blood flow through the blood vessels supplying the heart muscle (coronary artery disease or “CAD”) or limbs (peripheral artery disease or “PAD”). CAD reduces blood flow and oxygen supply to the heart muscle and can result in angina, heart attack and lead to heart failure and arrhythmias. PAD can happen in any blood vessel, but it is more common in the legs than the arms and can lead to pain, muscle weakness, wounds and ulcers that are difficult to heal and, eventually, amputation.

According to the WHO, CAD is the top cause of global death, resulting in over 17.8 million deaths annually worldwide. The CDC estimates 18.7 million U.S. adults aged 20 and older have CAD (about 5.5%) and reported 695,000 CAD-driven deaths in the United States in 2021. The AHA estimates 2 in 10 deaths from CAD occur in adults under 65 years old.

The CDC also estimates approximately 8.5 million people over age 40 in the United States have PAD, including up to 20% of individuals older than age 60.

Interventional Cardiology

Interventional cardiology is a medical specialty that uses minimally invasive transcatheter, percutaneous technologies and techniques to treat artery disease and atherosclerosis. Catheter-based interventions using balloon angioplasty, stents and other technologies are the most common medical procedures used to treat artery disease and related conditions. There were over 6.4 million coronary and over 1.6 million peripheral catheter-based interventional procedures performed worldwide in 2022 according to Global Data & LSI Research. The global market for coronary interventional devices used to treat CAD, such as stent and balloon angioplasty systems, was valued at approximately $27.8 billion in 2024, and the global market for devices used to treat PAD, including angioplasty balloons, drug-coated balloons (“DCBs”), stents and atherectomy systems, was valued over $7.8 billion in 2022, according to market research firms Grand View Research and Straits Research.

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

To help address the problems of restenosis, device manufacturers introduced drug-eluting stents (“DES”), which are stents coated with potent pharmaceutical agents that stop excessive cellular proliferation and thereby minimize ISR. The most commonly used drugs were sirolimus, ‘limus analogs and paclitaxel. Paclitaxel is a cytotoxic drug widely used in cancer chemotherapy. Paclitaxel interferes with cell division, leading to cell death. Sirolimus and other ‘limus analogs, on the other hand, are cytostatic drugs widely used as an immunosuppressant to prevent transplant rejection. Sirolimus works by blocking a key pathway critical to cell proliferation while allowing the cell to continue to function when sirolimus is no longer present. Sirolimus and its analogs, or ‘limus agents, can be administered in high doses without adverse effects, resulting in a low toxicity profile.

In a large meta-analysis of 76 studies in patients undergoing percutaneous coronary intervention, ‘limus-eluting stents outperformed paclitaxel-eluting stents. In a meta-analysis of 26 randomized controlled trials (“RCTs”), ‘limus-eluting stents demonstrated superior safety and efficacy with significantly lower MACE and target lesion revascularization, rates compared to paclitaxel-eluting stents (see figures below). Thus, ‘limus analog eluting stents have become the clear “gold standard,” with nearly 100% current global market share in the coronary DES marketplace.

Source: Xinlin Zhang, et. al. PLOS ONE 2014 May 20;9(5):e97934.

Definitions: Adj-OS = adjusted observational study; Cl = confidence interval; No. = number of the studies; Non-adj OS = non-adjusted observational study; PES = paclitaxel-eluting stents; RCT = randomized controlled trial; RR = relative risk; SES = sirolimus-eluting stent; TLR = target lesion revascularization

One clearly demonstrated requirement for the use of sirolimus and other ‘limus agents in DES for the prevention of restenosis is that they be bioavailable for approximately 30 days at the treated lesion for optimal efficacy. This 30-day period is considered the critical healing period following the baseline interventional procedure during which the DES is implanted. For commercially successful DES products marketed by leading companies such as Medtronic, Abbott and Johnson & Johnson, the drug elution profile, or rate at which drug is released from the stent, has been specifically engineered and demonstrated in published preclinical results to provide drug availability for approximately 30 days. The critical importance of this 30-plus day elution profile for sirolimus and ‘limus agents is best demonstrated by Medtronic’s experience with its first DES product called Endeavor. The Endeavor DES was designed to have a faster drug release profile resulting an elution period of approximately 14 days. Clinical results with the Endeavor product were not favorable as compared to other commercially available DES. Subsequently, Medtronic developed and commercialized another DES product called Resolute that eluted Zotarolimus, a ‘limus agent proprietary to Medtronic, over more than 30 days. Medtronic conducted head-to-head clinical studies comparing Endeavor to Resolute demonstrating significantly superior clinical outcomes for Resolute in terms of Late Lumen Loss (“LLL”), and Target Lesion Failure (“TLF”). The figures below show the drug elution profile of the fast-eluting Endeavor DES compared to Resolute and the Cypher DES (Johnson & Johnson) and the Xience DES (Abbott), as well as clinical outcomes comparing Endeavor to Resolute.

1Tada, et. Al., Am Heart J. 2013 Jan; 165(1):80-6;

2Leon M. LBCT III, Session 3014. Presented at: ACC 60th Annual Scientific Sessions; April 2-5, 2011

While DES offer significant clinical improvements over plain balloon angioplasty and BMS, they have limitations, including the need for long-term use of dual antiplatelet therapy (having to use two types of antiplatelet agents) to address the new issues of late and very late stent thrombosis (formation of a blood clot) caused by delayed healing, local inflammation and impaired endothelial function around the stent. In addition, restenosis within a stent occurs in 5 – 10% of stented patients during the first year and continues at a rate of up to 3% per year thereafter, according to data from the National Cardiovascular Data Registry.

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

While having the potential to offer benefits over available interventional therapies, drug-coated balloons face some important challenges:

●	The Use of Paclitaxel — Despite the inferior performance observed in DES, most of the drug-coated balloons in use or in development globally deliver paclitaxel. In 2019, a published meta-analysis of several randomized controlled trials raised concerns of increased deaths among patients with femoropopliteal artery disease who received paclitaxel-coated devices (balloons and stents) resulting in the halting of several clinical studies and triggering an FDA investigation. Following careful analysis of data gathered from all the manufacturers, in August 2019, the FDA requested manufacturers to update device labeling and clinical study informed consent documents to incorporate information about the late mortality signal and made a commitment to continue working with the manufacturers and investigators on additional clinical evidence development. In July 2023, based on the FDA's review of the totality of the available data and analyses, they determined that the data does not support an excess mortality risk for paclitaxel-coated devices. The primary reason paclitaxel is used on drug-coated balloon technology is that paclitaxel has shown to be an easier pharmaceutical agent for balloon-based delivery due to fast tissue absorption and long tissue retention. On the contrary, delivery of ‘limus agents has proven to be difficult based on two key reasons: (i) slow tissue absorption making it difficult to transfer the drug and ensure desired tissue absorption; and (ii) short half-life (the time it takes for the amount of drug present to be reduced by 50%) makes it challenging to ensure that therapeutic concentration of the drug is present for the critical, four-week healing period.

Comparison of ‘Limus Agents and Paclitaxel by Key Attributes Relevant to Drug-Coated Balloons

•	Balloon Surface Coating — Drug-coated balloons utilize surface coatings for drug delivery which carry inherent limitations such as risk of emboli (e.g., a blood clot or other blockage) from large coating particulates that may cause downstream ischemia (an inadequate blood supply) in non-target tissues. Published quantitative analysis of various drug-coated balloons showed a substantial number of large particles (>300μm). Large particles have the potential to occlude microvessels downstream following balloon inflation.

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

Despite the limitations of paclitaxel-based DCBs, they are now widely used in the EU and Japan for the treatment of coronary ISR, coronary SV disease and other coronary indications. EU clinical guidelines recommend the use of DCBs for the treatment of coronary ISR based on clinical evidence. On March 1, 2024, Boston Scientific Corporation (“BSC”) announced FDA approval for its AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR. This approval follows BSC reporting preliminary results from its US pivotal study comparing the AGENT DCB to plain balloon angioplasty for the treatment of coronary ISR. These results showed statistical superiority for AGENT over plain balloon angioplasty with respect to the occurrence of TLF, the primary endpoint for the study. We believe FDA approval will lead to substantial clinical use of the AGENT DCB and that it will potentially become the new standard of care for coronary ISR. However, we believe the 17.9% reported rate of overall TLF is still high and creates a need and an opportunity for a differentiated, sirolimus-based product like Virtue SAB to demonstrate superior results and improve this standard of care.

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

The above estimates are based on, among other factors, our engagement with an established market research firm to conduct market analysis of the Virtue SAB global opportunity. This third party employed primary and secondary data gathering and analysis methods. Primary analysis involved multiple Q&A calls with industry-leading key opinion leaders to help assess the addressable patient population and the most addressable patient segments. Secondary data analysis was conducted by mining numerous subscription-based market databases, Medicare data and published literature. After gathering initial disease prevalence data, both we and the third party spent extensive time collaborating on further delineating potential procedure volumes for coronary ISR, coronary SV disease, and BTK peripheral disease that can be addressed by Virtue SAB, taking into consideration patient treatment pathways, anticipated product benefits, competitive landscape and reimbursement. The market size calculations accounted for patients with high bleeding risk, which overlaps with all three target indications, and we believe will be an important driver of adoption. Our above estimate of 3.2 million treatable artery disease lesions is based on third-party data, combined with our knowledge of market dynamics and anticipated product differentiation. Average selling price estimates were calculated by country or region based on existing competitive device prices, as well as estimated future pricing for Virtue SAB and future competitive devices. Terumo, our strategic partner for Virtue SAB, corroborated these estimates. Using the specific regional market size calculations by indication and the estimated ASPs, we value the future addressable market for Virtue SAB in its target indications to be at least $4 billion.

Reimbursement policies and coverage determinations for medical technologies are subject to evolving regulatory and market dynamics. The recent FDA approval and commercialization of BSC’s AGENT may establish a clearer reimbursement pathway for DCBs, potentially benefiting our future market access strategy. As payors define coverage policies, coding, and payment rates for AGENT, we may benefit from an established precedent and streamline our engagement with Medicare, Medicaid, and private insurers, facilitating broader and more predictable coverage upon regulatory approval. Additionally, the adoption of a reimbursement framework for AGENT may expedite decision-making among payors, potentially leading to more favorable reimbursement terms for similar technologies, like Virtue SAB. While the evolving landscape presents opportunities, reimbursement determinations remain subject to various factors, including clinical differentiation, cost-effectiveness assessments, and provider adoption. We will continue to monitor and engage with key stakeholders to ensure alignment with emerging reimbursement policies that could enhance market access for Virtue SAB.

•	Coronary ISR: The majority of coronary artery interventional procedures involve the placement of a permanent stent at the site of stenotic lesion. According to the National Cardiovascular Data Registry, restenosis within a stent occurs in 5 – 10% of stented patients during the first year and continues at a rate of up to 3% per year thereafter, resulting in what we currently estimate to be an annual addressable global market of nearly 347,000 lesions that may require treatment. Until recently, the only device treatments approved by the FDA specifically for use in coronary ISR lesions were balloon angioplasty and intravascular radiation therapy known as brachytherapy. However, brachytherapy is considered a last resort treatment due to expense, limited availability, and long-term requirement for dual antiplatelet therapy, and hence represents a small proportion of ISR procedures, while traditional balloon angioplasty has poor outcomes with high retreatment rates. Although DES are not approved for ISR, it is commonly used off-label despite the problems associated with multiple stent layers within the lumen of the vessel along with other limitations. Despite the limitations of paclitaxel-based DCBs, they are now widely used in the EU and Japan for the treatment of coronary ISR, coronary SV disease and other coronary indications. EU clinical guidelines recommend the use of DCBs for the treatment of coronary ISR based on clinical evidence. We estimate that potentially more than 30% of coronary interventions in the EU and Japan utilize a paclitaxel DCB. On March 1, 2024, BSC announced FDA approval for its AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR following preliminary results from its US pivotal study showing statistical superiority for AGENT over plain balloon angioplasty with respect to the occurrence of TLF. We believe the 17.9% reported rate of overall TLF is still high and creates a need and an opportunity for a differentiated, sirolimus-based product like Virtue SAB.
•	De Novo Coronary Small Vessels (<=2.5 mm): DES are difficult to position in vessels measuring less than or equal to 2.5 mm in diameter and may reduce already limited luminal area thereby impacting blood flow. We estimate, based on published data relating to specific country-wide lesion incidences, that there are currently 788,000 patients with lesions in small diameter vessels that may require treatment worldwide.
•	High-bleed Risk in De Novo Lesions (>2.5 mm): Percutaneous coronary intervention (“PCI”), with placement of DES requires prolonged (greater than six months) treatment with dual antiplatelet therapy (“DAPT”), which is intended to prevent stent thrombosis or the development of blood clots on or around the metal struts of a stent. Stent thrombosis can lead to major adverse events such as heart attacks and death. However, DAPT is associated with an increased risk of major bleeding. For patients undergoing PCI who are identified as being at high risk of bleeding, prolonged DAPT puts them at an increased risk of bleeding. We estimate, based on published data relating to specific country-wide lesion incidences, that patients with an increased risk of bleeding currently have an estimated 853,000 treatable lesions with vessel diameter greater than 2.5 mm.
•	Below-the-Knee Lesions: BTK disease is a form of PAD and is a primary cause of critical limb ischemia or lack of sufficient blood flow to the legs and feet. This may lead to amputation and increased risk of death. Diagnosis and treatment of BTK disease is highly fragmented with patients being diagnosed by internists, podiatrists as well as interventionalists. The Rutherford score is often used to classify patients with peripheral artery disease with 0 being asymptomatic and 6 being severe ischemic ulcers or gangrene. The patients with Rutherford score of 3 – 5 are most likely to benefit from an effective interventional BTK treatment. We estimate there are currently 1,242,000 treatable BTK lesions worldwide. Available endovascular treatment options are limited and often provide limited benefit. Balloon angioplasty has generally poor outcomes with high restenosis rates that require frequent retreatment for these lesions. DES and bare metal stents are used off-label to treat BTK lesions but suffer from strut fractures and kinking due to high torsion and potential for a crush injury in arterial lesions that are located between the knee and ankle. Disappointingly, BTK trials with paclitaxel-coated balloons to date have shown limited improvement over plain balloons as well as, in some cases, increased risk of amputation. While the cause of increased amputation risk has not been attributed to a specific factor, we believe this may be due to drug toxicity and the impact of flakes and large particulates from the balloon coating itself causing blockage in downstream capillaries or the cytotoxic effect of paclitaxel in these downstream locations.

Impact Potential of Virtue SAB

Virtue SAB is a proprietary drug-device combination product designed to deliver extended focal release sirolimus during angioplasty for the treatment of atherosclerosis and prevention of restenosis. The patented Virtue SAB is specifically designed to perform angioplasty, a well-established interventional procedure where high-pressure balloon inflation mechanically re-opens a clogged artery. It also simultaneously enables protected delivery and extended focal release of therapeutic levels of proven sirolimus over the critical healing period following angioplasty, which we believe could revolutionize intra-procedural arterial drug delivery by leaving nothing permanent behind in the artery. While Virtue SAB is designed to achieve certain results as described above and below, there is no guarantee that Virtue SAB will prove to be safe and effective. Virtue SAB is designed to overcome the limitations of drug-coated balloons by:

•	Delivering sirolimus without the need for a permanent implant or balloon coating;
•	Protecting drug during transit to treatment site, preventing drug loss and reducing potential for downstream ischemia from large particulates;
•	Performing angioplasty using standard catheter techniques without navigation and deployment time constraints; and
•	Delivering the intended dose of sirolimus consistently

The differentiated design of Virtue SAB was made possible by combining two key technologies:

•	Our patented AngioInfusion Balloon is designed to offer protected delivery of SirolimusEFR by keeping the drug formulation contained within the Dose Unit until the time of inflation when it is delivered to the target lesion through micropores in the balloon surface. The AngioInfusion Balloon is designed to offer the following benefits:
•	Enable high-pressure angioplasty to dilate artery, restoring blood flow;
•	Protect SirolimusEFR in transit to deliver the intended therapeutic dose at the target lesion;
•	Deliver SirolimusEFR simultaneously with angioplasty; and
•	Leave no permanent implant behind.
•	Our proprietary, investigational SirolimusEFR powered by Sostenocel, a fully bioabsorbable technology, is designed to enable extended focal release of a therapeutic dose of the anti-restenotic sirolimus over the critical healing period. SirolimusEFR is designed to offer the following benefits:
•	Protection of sirolimus from rapid degradation;
•	Extended release of therapeutic levels of sirolimus into the tissue during the critical healing period of approximately 30 days; and
•	Elimination from the body, leaving no detectable residual drug or material behind.

Virtue SAB System Components and Deployment

The Virtue SAB product candidate is under development to be provided in two packages:

•	AngioInfusion Balloon Package: This package includes the AngioInfusion Balloon along with a Compliance Card explaining the pressures needed for full balloon expansion, a Dose Chart which defines the dose of SirolimusEFR to be utilized for each balloon size, and the proposed Instructions for Use (“IFU”) for the system. To accommodate various vessel sizes and lesion diameters, we expect end users would need to stock an array of AngioInfusion Balloon sizes. The AngioInfusion Package is expected to be stored at room temperature with a target shelf-life of two years at commercial launch (shelf-life independent of SirolimusEFR Package), if approved.

•	SirolimusEFR Package: This package includes SirolimusEFR in freeze-dried powder form in a vial with all components needed to reconstitute the formulation and set the desired dose to be delivered for the target lesion based on length and vessel diameter according to the Dose Chart and IFU provided in the package. The SirolimusEFR package is designed to be universal for all AngioInfusion Balloon sizes.

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

Preclinical Data

We have conducted extensive preclinical testing of Virtue SAB and its key enabling technologies (SirolimusEFR and the AngioInfusion Balloon), including feasibility work as well as Good Laboratory Practice (“GLP”) studies in support of regulatory filings and approvals. This work includes a variety of benchtop as well as small and large animal models. Large animal studies have been conducted in a porcine animal model, a widely used model for testing interventional cardiovascular devices. A particularly important series of preclinical studies involving 130 pigs and over 750 distinct artery treatment sites showed that Virtue SAB provided extended focal release of therapeutic levels of sirolimus through the critical healing period of approximately four weeks. The data from these preclinical studies was published in the peer-reviewed EuroIntervention Journal in 2016 and showed that Virtue SAB successfully delivered and enabled long-term focal delivery at the treatment site of a therapeutic sirolimus dose (above the 1ng of drug per mg of tissue). This therapeutic dose level has been clinically proven using DES to be safe and efficacious at reducing restenosis during the critical healing period of approximately 30 days post-procedure. These preclinical studies also showed very low systemic concentrations in cardiac tissue as well as critical organs, such as lungs, liver and kidneys, and did not show any adverse local or systemic effects.

Clinical Results

SABRE Study Results

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

Preclinical Results

In March 2024, we shared preclinical pharmacokinetic (“PK”) data demonstrating that SostenocelTM, the proprietary polymer system enabling Virtue SAB’s SirolimusEFR, was shown to be eliminated in SirolimusEFR-treated stented arteries without detectable degradation. In other polymer-based delivery systems, degradation prior to elimination is associated with adverse events, such as the development of localized tissue inflammation. Specifically, the presented PK data showed that Sostenocel was undetectable at 90 days in treated arteries and at 3 days in all non-target tissues, and the molecular weight of Sostenocel remained unchanged prior to elimination, showing no evidence of in-vivo degradation. This is achievable through the focal uptake extended release of Sostenocel technology.

Revised Per-Protocol Population

A revised per-protocol population was determined based on analysis of procedural data by an independent core lab. This analysis identified 14 cases out the 50 patients treated in the SABRE study that represented serious violations of the established inclusion and exclusion criteria of the protocol for the study. Eight cases were excluded due to excessive proximity to the aorta or major side branches. Three cases were excluded due to treatment of lesions that were longer than the available Virtue SAB devices were designed to treat or because there were multiple lesions in the vessel where there was a target lesion. Finally, three cases were excluded due to previously stented restenosis (i.e., the lesion already had two overlapping treatment stents). The remaining 36 patients are referred to herein as the revised per-protocol, population.

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

Intent to Treat Population

The intent-to-treat (“ITT”) population included all the patients enrolled in the study including those treated despite a significant protocol violation as noted above. The ITT analysis of the SABRE study demonstrated 0% MACE and TLF in hospital or at 30 days follow-up, 10.2% MACE and 8.2% TLF at six months, and 16.3% MACE and 14.3% TLF through three-year follow-up. LLL results were 0.31 mm at six months. We believe these results were encouraging given that the ITT population had a high percentage of difficult to treat diffuse lesions as well as lesions with an average time since original stent implantation of nearly four years which is substantially longer than typical ISR, which is most likely to occur 3 to 12 months after stenting.

Two-year and three-year clinical follow-up results from the SABRE study were presented at the TCT conference in 2017 and 2018, respectively. We believe the angiographic and clinical results of the SABRE trial are encouraging and provide the basis for it to conduct the upcoming Virtue ISR-US pivotal clinical study in coronary ISR. The diagrams below summarize the clinical results from this study.

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

Global Clinical and Regulatory Program

Per the current terms of the Terumo Agreement, we and Terumo plan to execute a global clinical and regulatory program for Virtue SAB for multiple indications, with an initial focus on coronary ISR, coronary SV, and peripheral BTK lesions. Under the Terumo Agreement, it is expected that Terumo will assume financial and execution responsibility for substantially all future clinical and regulatory development except for the Virtue ISR-US trial, the planned U.S. pivotal clinical study to support submission of a PMA application to the FDA for Virtue SAB for treatment of coronary ISR. For additional information regarding recent developments concerning the Terumo Agreement, see “Overview—Recent Developments” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

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

Our IDE approval is currently for a study expected to randomize patients with coronary ISR lesions previously treated with single layer of stents in a two-to-one ratio of treatment with Virtue SAB versus plain balloon angioplasty. In March 2024, FDA approved Boston Scientific Corporation’s AGENTTM paclitaxel-coated balloon for the treatment of coronary ISR. As a result of this approval, we believe there will be robust additional reimbursement available, supporting an average selling price for AGENT that we estimate to be more than $5,500, based on published Boston Scientific analyst reports. In addition, we expect there will be strong physician interest to utilize the AGENT balloon. We have, therefore, elected to pursue an updated design for the Virtue ISR-US pivotal study. Following discussions with FDA, we now plan for the Virtue ISR-US pivotal study to randomize approximately 740 patients 1:1 to either treatment with Virtue SAB or AGENT with a primary efficacy and safety endpoint of statistical non-inferiority of target lesion failure (“TLF”) at 12 months post index treatment alternative. We currently expect to receive FDA approval for an amended IDE in the first half of 2025 and are targeting initiation of enrollment of the Virtue ISR-US pivotal study in the second half of 2025. We may elect to initiate enrollment regardless of the status or outcome of our negotiations with Terumo.

We currently expect to enroll patients for the updated Virtue ISR-US study at up to 65 study centers in the United States, the majority of which have already been identified and engaged to potentially participate in the study. The Virtue ISR-US study will be further supported by highly qualified third-party resources, including a CRO, an independent core lab and independent imaging analysis lab.

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

SirolimusEFR — Additional Interventional Therapies Product Candidates and Development Initiatives

We are also seeking to establish a pipeline of additional targeted therapeutic product candidates for development and future licensing based on our proprietary SirolimusEFR formulation as well as, potentially, the microporous AngioInfusion balloon technology used in the Virtue SAB. SirolimusEFR is an investigational, extended focal release formulation of sirolimus, enabled by our proprietary Sostenocel technology. We believe the ability of its Sostenocel technology to enable localized, targeted delivery and extended tissue release of sirolimus offers the potential for new and impactful therapeutic applications of SirolimusEFR. Sirolimus, a pharmaceutical agent also known as rapamycin, is a macrolide compound that is used to treat artery disease (drug-eluting stents or drug-coated balloons), prevent organ transplant rejection, treat rare lung disease called lymphangioleiomyomatosis, and shown to be effective against various tumor types. In addition to these approved indications, sirolimus and its analogs have been studied for potential clinical benefit in a broad array of medical conditions.

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

We retain all rights to develop additional therapies using our proprietary SirolimusEFR to potentially treat focal inflammation outside of coronary and peripheral vascular indications. Further, we are currently working on all chemistry, manufacturing and controls (“CMC”) testing for our IDE submission for the combination product Virtue SAB that includes populating a drug master file (“DMF”). We believe this DMF will be helpful in supporting additional vascular regulatory indications for Virtue SAB as well as future potential non-vascular indications for SirolimusEFR, with or without our microporous angioinfusion balloon technology. Depending on the indication, we may be able to leverage some of the biocompatibility and CMC data in the DMF, while providing additional data depending on the indication selected. Leveraging CMC data in the DMF, as well as other preclinical, clinical and device testing work related to Virtue SAB, may allow us to advance development of additional SirolimusEFR-based product candidates at an accelerated pace and at reduced cost, although no assurances can be given that development will proceed faster or at lower expense than otherwise expected.

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

Therapeutic Medical Device Innovation — Opportunities and Challenges

Opportunities

Therapeutic medical device innovations that can help reduce healthcare costs while improving clinical outcomes are a critical component of successful healthcare delivery and offer opportunities for clinical and commercial value creation. We were founded on the belief that accelerated development and commercialization of such innovations represents an opportunity to generate significant stockholder value while producing substantial clinical benefit to patients suffering from life-threatening and life-diminishing medical conditions. The following summarizes several of the key factors we believe are driving the overall therapeutic device market opportunity:

•	Therapeutic medical devices are a core component of the large and growing healthcare industry. Over the last several decades, therapeutic medical device innovation has dramatically altered the treatment landscape of a broad range of procedure-based medical fields, giving rise to a number of new multi-billion-dollar markets as treatment patterns have shifted to leverage the advantages of new, less invasive and more effective solutions. The U.S. medical device market dominates this global industry, with annual sales reaching $189 billion in 2024 according to a Fortune Business Insights report. Additionally, the medical device industry is poised for steady growth, with global annual sales forecasted to rise by approximately 7% annually and reach nearly $315 billion by 2032.
•	Growing healthcare expenditures driven by an aging population create a significant need to improve procedural techniques and treatment outcomes while reducing the cost, risk, complexity and recovery time associated with medical procedures for major conditions. According to the WHO, global healthcare expenditures reached $9.8 trillion in 2021, growing at a rate of 3.9% annually, 30% faster than overall economic growth rates. The extraordinary growth in healthcare spending is driven in part by the

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

Our Growth Strategy

Our growth strategy is primarily focused on the execution of key development initiatives and partnership opportunities within our existing product pipeline, with the objective to advance these product candidates to key value inflection points and to form strategic partnerships for commercial value realization. This includes advancing clinical study activities for our flagship product candidates, as well as moving earlier stage product candidates further into clinical development. In the future, we will look to potentially expand our pipeline through collaborations or spinouts with corporate partners, targeted acquisitions that are made in parallel to forming strategic collaborations, royalty-based research and development partnerships, as well as highly selective organic development or intellectual property licensing.

We intend to carefully screen new opportunities utilizing our focused innovation selection criteria to ensure a fit with our partnership-enabled business model.

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

Our Team and Innovation History

We are led by a highly accomplished, multidisciplinary management team with extensive experience and strong expertise in all phases of therapeutic product development. Our senior management team, including the vice president-level and above, has over 300 years of combined experience, with an average tenure of 25 years in the development and commercialization of procedure-based innovations for major clinical indications. Our team’s expertise includes clinical need and market analysis, product design and intellectual property prosecution, clinical and regulatory execution, as well as supply chain and quality system development. Members of our senior management team have been personally involved in the development and regulatory approval or clearance of over 100 products and have helped author over 600 patent applications. Our executive team is guided by a seasoned and highly accomplished board of directors with knowledge and experience in the healthcare industry, including medical devices, biotechnology and clinical medicine, as well as business operations, strategy, finance and capital markets. Further, our product development efforts are supported by world-renowned medical advisors who are physicians and scientists recognized for their knowledge of specific disease states and treatment options available, as well as their ability to quickly assess new technologies for clinical feasibility and likelihood of adoption.

All of the product candidates in our pipeline were conceived and developed by our management team and employees through predecessor companies founded by a medical device accelerator, Accelerated Technologies, Inc. (“ATI”). ATI was originally founded in 2000 and employed active collaboration with industry-leading physicians to identify and purpose-build transformational therapeutic devices. Our founders and senior executives, Mr. David Hochman, our Chief Executive Officer, and Mr. Darren Sherman, our President and Chief Operating Officer, joined ATI in 2006 and 2008, respectively. Prior to their joining, ATI was associated with the development of approved devices such as transcatheter aortic valve replacement (Percutaneous Valve Technologies, Inc., which was acquired by Edwards

Lifesciences Corp. in 2003) and catheter-based temporary ventricular support (Impella CardioSystems AG, which was acquired by ABIOMED, Inc. in 2005). Mr. Hochman and Mr. Sherman assumed control of ATI in 2009 and proceeded to found new companies that developed Virtue SAB (Caliber Therapeutics), AVIM therapy (BackBeat Medical), and the FreeHold Duo and Trio Retractors (FreeHold Surgical). Legacy Orchestra’s business was formed in May 2018 upon the merger of these three entities and a concurrent recapitalization. ATI was subsequently acquired by Legacy Orchestra in December 2019.

Our Strategic Holdings

We own outright or maintain ownership of minority equity interests, convertible debt and/or royalty-stream interests in additional therapeutic device assets currently undergoing early-stage commercialization and further product development that we believe have growth and value appreciation potential. Our objective is to create and realize additional stockholder value through ownership in innovative therapeutic product solutions in core, adjacent and synergistic medical segments. Our strategic holdings include:

•	FreeHold Surgical — we own 100% of FreeHold Surgical, LLC, which has developed and commercialized on a pilot basis in the U.S. patented single-use FreeHold Hands-Free Intracorporeal Retractions (“FreeHold Devices”) designed to help reduce required incisions and enhance laparoscopic and robotic procedures. FreeHold Trio and Duo hands-free intracorporeal retractors are regulated as Class I medical devices by the FDA and are generally indicated for internal organ or tissue retraction during minimally invasive procedures. We believe FreeHold devices are the only fully and continuously adjustable, completely intracorporeal devices specifically designed to address limitations of the available retraction methods. These devices are designed to enable a variety of advanced robotic and laparoscopic surgical procedures for the treatment of obesity, GI disorders and other indications. Their versatile design makes retractors appropriate for a broad range of minimally invasive procedures, including bariatric and foregut surgeries, nephrectomies, colectomies, cholecystectomies, paraaortic node dissections, hysterectomies, and other procedures. We believe FreeHold devices are designed to offer several potential advantages over existing retraction options:
•	Improve Patient Care
•	No additional incisions required as they are deployed through same access incisions as used in standard procedures;
•	Minimize complications from suboptimal visualization and additional incisions; and
•	Avoid trauma associated with the use of Nathanson-type retractors
•	Enable Full Surgeon Autonomy
•	Surgeon controls positioning and adjustment of retractor;
•	Once positioned, surgeon has full use of both hands to perform surgery; and
•	No coordination with circulator required
•	Optimize Visualization
•	Easily adjustable throughout the procedure for sustained visibility; and
•	Low profile design minimizes procedural clutter and collisions

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

•	Motus GI — we own 100% of Motus GI Medical Technologies Ltd., an Israeli corporation (“Motus GI Technologies”) and Motus GI, LLC, a Delaware limited liability company (“Motus Delaware” and, collectively, with Motus GI Technologies, the “Motus Entities”), which has developed the Pure-Vu® System, a medical device that has been approved by the FDA to facilitate the cleansing of a poorly prepared gastrointestinal tract during colonoscopy and to help facilitate upper gastrointestinal (GI) endoscopy procedures. The Pure-Vu® System is also CE marked in the EU for use in colonoscopy. The Pure-Vu® System integrates with standard and slim colonoscopes, as well as gastroscopes, to improve visualization during colonoscopy and upper GI procedures while preserving established procedural workflow and techniques. Through irrigation and evacuation of debris, the Pure-Vu® System is designed to provide better-quality exams as well as enable the completion of exams that otherwise could not be completed due to obstructed visualization. Challenges exist for inpatient colonoscopy and endoscopy, particularly for patients who are elderly, with comorbidities, or active bleeds, where the ability to visualize, diagnose and treat is often compromised due to debris, including fecal matter, blood, or blood clots. We believe this is especially true in high acuity, high risk patients, like those experiencing GI bleeding where the existence of blood and blood clots can impair a physician’s view and removing them can be critical in allowing a physician the ability to identify and treat the source of bleeding on a timely basis.

Market Opportunity & Commercial Experience — We estimate that there are approximately 1.5 million inpatient colonoscopy procedures that were performed in the U.S. and approximately 4.8 million worldwide annually, based on our analysis of market data and projections from iData Research Inc. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 reimbursement classification code in the U.S. and we believe the clinical and health economic benefits offered by the Pure-Vu System make its use financially supportable under existing reimbursement payments for inpatient procedures. The Pure-Vu System does not currently have unique or dedicated reimbursement codes for specific additional reimbursement with any private or governmental third-party payors in any other country or for any other use; however, we may pursue reimbursement activities in the future. The Pure-Vu® System is designed to reduce the time required to complete colonoscopy procedures, which may make it attractive to closed healthcare systems, such as the Veterans Affairs hospital system (“VA”), that are insured by their constituents and bear the cost burden of lengthened hospital stays due to colonoscopy preparation. The Pure-Vu System is designed to reduce hospital stays through more efficient colonoscopy procedures, potentially saving money and expediting care. Additionally, VA patients may have increased complications with colonoscopy preparation due to the co-morbidities that veterans can experience. Thus, the potential clinical benefit to VA patients of the Pure-Vu product may be important as well, as the system is designed to remove debris and enhance the field of view during a colonoscopy procedure in the event the pre-procedure preparation was not optimal. The Pure-Vu System is currently in pilot commercial use in 8 hospitals in the U.S., including two VA hospitals. We anticipate increasing Pure-Vu System pilot use to approximately 20 U.S. hospitals in 2025, with a particular focus on the VA where we anticipate conducting structured clinical evaluations aimed at supporting broader VA system adoption. We also expect to support utilization and clinical evaluations at select hospitals in the EU and Israel.

Strategic Potential — We believe use of the Pure-Vu® System has the potential to help achieve better clinical outcomes and lower costs for hospitals by safely and quickly improving visualization of the colon and upper GI tract, potentially enabling effective diagnosis and treatment without delay. In multiple clinical studies to date, involving the treatment of challenging inpatient and outpatient cases, the Pure-Vu® System has consistently helped achieve adequate bowel cleanliness rates greater than 95% for inpatients and outpatients following a reduced prep regimen. We also believe that the technology may be useful in the future as a tool to help reduce user dependency on conventional pre-procedural bowel prep regimens and enhance the treatment of acute upper GI bleeding. We believe the Pure-Vu System is potentially attractive for strategic partnership because it is a proprietary enabling technology that addresses significant unmet needs in a large established global market, its usage fits into current treatment paradigms and is easy enough to use with a relatively short learning curve, and its disposable component has sufficiently high profit margins that provide potential for partnering to enable a revenue sharing arrangement.

Acquisition of Motus Entities — In October 2024, we entered a Share and Membership Interest Purchase Agreement with the previously publicly traded company, Motus GI Holdings, Inc. and its lender, Kreos Capital VI, LP. to acquire the Motus Entities for the rights to the intellectual property of the Pure-Vu® System.

•	Vivasure Medical — as of December 31, 2024, we owned a minority equity interest, representing approximately 10.9% in Vivasure Medical Limited, a Galway, Ireland-based company that develops advanced polymer implants and delivery systems, primarily focused on minimally invasive vessel closure in cardiology, interventional radiology and vascular surgery. Vivasure’s lead product candidates include is PerQSeal (CE marked) and PerQSeal+, both fully bioabsorbable, patch-based large-bore (12 – 24 French, 4 – 8 mm) percutaneous closure devices. In May 2023, Vivasure announced the initiation of enrollment of the PATCH IDE study, a pivotal study of PerQSeal and PerQSeal+ for large hole closure designed to support FDA approval of the device. The PATCH IDE study was completed in 2024 and results were reported at the TCT 2024 and LINC 2025 conferences. The study enrolled over 149 patients across 17 U.S. and European investigational sites and evaluated the safety and efficacy of PerQSeal. Results demonstrated an impressively low 0.8% Valve Academic Research Consortium 3 (VARC-3) major complication rate at discharge in 124 patients included in the study’s primary intention-to-treat analysis. Times to hemostasis following percutaneous procedures were rapid, with a median time of zero minutes. In March 2023, Vivasure announced that it had recently completed a Series D financing led by Haemonetics Corporation, a U.S. medical device company that invested $31.6 million and also purchased, for approximately $10 million, an exclusive option to acquire Vivasure following successful completion of the PATCH IDE study. If the potential acquisition proceeds are fully paid, we would expect to receive approximately between $10 and $17 million in cash proceeds (the total amount depending on the achievement of certain milestones). Mr. Hochman, our chief executive officer, serves as a board observer to Vivasure.

Our Research and Development

We invest in research and development efforts that advance and expand our product pipeline. Our goals are to: (1) deliver on clinical, regulatory and commercial development objectives for Virtue SAB set forth in collaboration with our strategic partner, Terumo; (2) deliver on clinical, regulatory and commercial development objectives for AVIM therapy set forth in collaboration with our strategic partner, Medtronic; and (3) further develop pipeline product candidates towards future partnerships with potential strategic partners. Our research and development expenses totaled $42.8 million for the year ended December 31, 2024, and $33.8 million and $21.9 million for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Our Manufacturing and Supply

Bioelectronic Therapies (AVIM Therapy and CNT-HF)

Our wholly owned subsidiary, BackBeat Medical previously contracted with a business unit of Integer under an agreement (the “Integer Agreement”) to develop and manufacture the Moderato device. The Moderato device consists of an IPG powered by a primary battery, a programming system integrated by a programmer interface, a telemetry wand and a software application capable of programming standard pacing functions as well as the different parameters of AVIM therapy. All intellectual property that Integer developed for BackBeat Medical during the performance of the Integer Agreement, whether developed independently or jointly, and that resulted from or uses BackBeat Medical’s technology or intellectual property are owned by BackBeat Medical. Under the Integer Agreement, Integer provided BackBeat Medical a perpetual, royalty-free, fully paid, assignable, world-wide, non-exclusive license for the device-incorporated Integer property, allowing the use of the incorporated Integer property only within BackBeat Medical’s field of use (electrical therapies, particularly cardiac pacing for (i) treatment of HTN and (ii) rhythm management in patients that were implanted with a device for the treatment of HTN). We also utilize the services of external consultancy firms for quality and regulatory services related to Moderato devices to supplement its internal capabilities. As of the date of this filing, we do not anticipate receiving any new Moderato devices under the Integer Agreement.

Medtronic has completed integration and associated validation and verification testing of AVIM therapy algorithms as a field downloadable addition to its premium, commercially available dual-chamber pacemaker systems for use in the BACKBEAT study. Medtronic is also providing clinical and regulatory resources in support of the pivotal study. We are reimbursing Medtronic at cost for these development, clinical and regulatory resources. Medtronic will integrate AVIM therapy, at our cost, as a firmware component of a premium pacemaker for potential regulatory approval and commercialization of AVIM-enabled commercial devices following a successful outcome of the BACKBEAT study.

In February 2023, we also contracted with MEDICO S.R.L. to develop a dual chamber pacemaker device that meets our specifications for running our cardiac neuromodulation therapies as well as standard pacing algorithms. This new device platform is designed to allow us to conduct CNT program studies for potential expanded indications and populations, including certain heart failure patients. Initial devices have been delivered and we are actively engaging centers with a new protocol to conduct clinical evaluations expected to commence in 2025.

Interventional Therapies (Virtue SAB, SirolimusEFR and Sostenocel)

Microporous AngioInfusion Balloon and other device components of Virtue SAB.

Under the current terms of the Terumo Agreement, Terumo has agreed to assume responsibility for managing the supply chain associated with the Microporous AngioInfusion Balloon and other device components used in Virtue SAB prior to commercialization. Currently, we manage the supply chain and these devices are manufactured by a selected group of third parties contracted by us.   We are prepared to transition the management of the device supply chain and its various vendors over the course of the Virtue ISR-US study. All of Virtue SAB’s key suppliers and vendors carry the proper quality system certification and/or FDA approvals for the activity they are providing in support of the manufacturing, testing, storage and distribution of components, materials, services or final product.

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

Motus Devices

We have established relationships with research facilities, contract manufacturing organizations, or CMOs, and our collaborators to manufacture and supply our product for our initial U.S. market development efforts targeting early adopter hospitals and selective closed systems like the Veterans Affairs hospital system. Currently, the workstation component of our Pure-Vu® System is manufactured by Sanmina Corporation at their facilities in Israel. The disposable portion of the Pure-Vu EVS is manufactured by Sterling Industries in their Michigan, U.S. facility. These manufacturing suppliers have extensive experience in medical devices and in dealing with regulatory bodies and other competent entities. These suppliers have ISO 13485 certified quality systems. We have an agreement in place with a third-party logistics provider in the U.S. who is ISO 13485 certified and specializes in medical devices and equipment. They provide warehousing, shipping and back-office support to meet our commercial needs with respect to our Pure-Vu® System.

Our Competition

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete or plan to compete with developers, manufacturers and distributors of cardiovascular and other medical devices. Regarding Virtue SAB, our most notable competitors in the highly competitive interventional cardiology field include Boston Scientific Corporation, Medtronic plc, Becton Dickinson, Philips N.V., B. Braun, Abbott Laboratories, Cordis, BIOTRONIK, Inc., Concept Medical, Inc., MedAlliance S.A., MicroPort, and others. Regarding AVIM therapy, our most notable competitors in the highly competitive field of device therapies for HTN as well as cardiac rhythm management devices include Abbott Laboratories, Boston Scientific Corporation, BIOTRONIK, Inc., MicroPort CRM, ReCor Medical, cvRx, Inc., Vascular Dynamics, Inc., Ablative Solutions, Inc., Sonovie, Ltd. and others.

Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have. Consequently, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have single products or a limited range of products. Some of these competitors have:

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

We believe that our proprietary AVIM therapy, Virtue SAB and other pipeline technologies, our partnership-enabled business model, our strategic partnerships, such as the Medtronic Collaboration for AVIM therapy and Terumo Partnership for Virtue SAB, and our organizational culture and strategy will be important factors in our future success. We compete primarily on the basis that our products are designed to improve outcomes, reduce complications and provide distinct commercial advantages that can be leveraged by us and our strategic partners. Our continued success depends on our, and in some cases, our strategic partners’ ability to:

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

Trademarks

As of December 31, 2024, we have 8 trademarks that are approved in the United States: “Orchestra BioMed,” “Moderato,” “Virtue”, “FreeHold Surgical,” “FreeHold Duo,” “FreeHold Trio,” “Pure-Vu System,” and “Motus GI.” A further 9 applications for trademark registration are pending, covering “OBIO,” “SirolimusEFR,” “AngioInfusion,” “Virtue Sirolimus AngioInfusion Balloon,” “BackBeat Medical,” “BackBeat CNT,” “BackBeat Cardiac Neuromodulation Therapy,” “Sostenocel,” and “MICRO-PREP.” The trademark “Orchestra Biomed Inc.” is approved in Japan (only). This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on

Form 10-K, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our right or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Material Patents

As of December 31, 2024, we owned 236 patents globally, of which 82 were issued U.S. patents and 154 were patents outside of the United States.

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

Below is a more specific overview of our intellectual property as it relates to our pipeline programs by modality:

Bioelectronic Therapies (AVIM therapy and CNT-HF)

AVIM therapy and CNT-HF are protected by an intellectual property portfolio which currently includes 44 issued U.S. patents and 87 issued patents in countries outside of the United States encompassing devices, algorithms, and methods. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2025 and 2041, without taking potential patent term extensions or adjustments into account. Additional patent applications are filed on a regular basis. BackBeat issued patents are divided between CNT and CNT-HF as follows: 41 issued U.S. patents and 73 issued patents in countries outside of the United States protect CNT, and which are exclusively licensed to Medtronic in the Primary Field pursuant to the Medtronic Agreement; three issued U.S. patents and 14 issued patents in countries outside of the United States protect CNT-HF; and a further 39 patent applications were filed protecting AVIM therapy.

In addition to customary early termination provisions, the Medtronic Agreement will terminate on the date no further revenue share payments are due under the Medtronic Agreement and Medtronic’s license under the Medtronic Agreement would become fully paid up, perpetual, irrevocable and royalty-free. Revenue share payments with respect to each applicable country (or group of countries) are to be paid for a minimum period of time determined by the latest to occur of (a) the expiration of the last valid claim of certain specified patents (as well as any patents claiming priority to, from or through such patents) (the “Patent-Based Expiration”) or (b) the date that is 12 years after the first commercial sale of any AVIM-enabled pacemakers in the applicable country or group of countries (the “Time-Based Revenue Share Expiration”). Accordingly, to the extent AVIM-enabled pacemakers receive regulatory approval and are sold commercially, Medtronic’s obligation to make payments to us will extend to at least approximately 2041 under the Time-Based Revenue Share Expiration, regardless of the expiration any of our patents. Further, such date may be extended up to an additional five years based on the Medtronic Agreement which provides that the Patent-Based Expiration may be extended until the expiration of patents that may be issued based on additional patent applications that we have filed prior to entering into the Medtronic Agreement, although no assurance can be given that such patents will be issued or any claims associated with newly issued patents will be valid. To the extent there are revenue share payments made under the Medtronic Agreement after the Time-Based Revenue Share Expiration and prior to the Patent-Based Expiration, those payments would likely be based on intellectual property we develop in the future, and not the current patents held by us.

AVIM therapy and CNT-HF are also protected by trade secrets and proprietary know-how. We seek to protect its proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with its employees, consultants, scientific advisors, contractors and commercial partners.

We will continue to endeavor to obtain and maintain patent protection worldwide on select patentable aspects of AVIM therapy and CNT-HF as well as to protect our trade secrets and proprietary know-how.

The following table lists our material patents relating to AVIM therapy and CNT-HF as of December 31, 2024, their jurisdiction and expiration date:

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	9,008,769	8/31/2033	AVIM therapy
United States	9,333,352	3/14/2033	AVIM therapy
United States	9,526,900	8/31/2033	AVIM therapy
United States	9,370,662	8/31/2033	AVIM therapy
United States	9,656,086	3/14/2033	AVIM therapy
United States	9,878,162	8/31/2033	AVIM therapy
United States	9,937,351	7/4/2034	AVIM therapy
United States	10,071,250	3/14/2033	AVIM therapy
United States	10,252,061	8/31/2033	AVIM therapy
United States	10,441,794	3/14/2033	AVIM therapy
United States	10,485,658	5/16/2037	AVIM therapy
United States	10,610,689	3/14/2033	AVIM therapy
United States	10,967,188	7/21/2034	AVIM therapy
United States	11,097,108	12/19/2033	AVIM therapy
United States	11,426,589	3/17/2038	AVIM therapy
United States	11,452,875	3/14/2033	AVIM therapy
United States	11,712,567	8/31/2033	AVIM therapy
United States	11,969,598	4/20/2037	AVIM therapy
United States	11,986,661	3/14/2033	AVIM therapy
United States	12,208,271	6/17/2034	AVIM therapy
Europe	EP2934669	12/19/2033	AVIM therapy
Great Britain	EP2934669	12/19/2033	AVIM therapy
France	EP2934669	12/19/2033	AVIM therapy
Germany	EP2934669	12/19/2033	AVIM therapy
Switzerland	EP2934669	12/19/2033	AVIM therapy
Sweden	EP2934669	12/19/2033	AVIM therapy
Italy	EP2934669	12/19/2033	AVIM therapy
Spain	EP2934669	12/19/2033	AVIM therapy
Europe	EP3082949	6/17/2034	AVIM therapy
Great Britain	EP3082949	6/17/2034	AVIM therapy
France	EP3082949	6/17/2034	AVIM therapy
Germany	EP3082949	6/17/2034	AVIM therapy
Switzerland	EP3082949	6/17/2034	AVIM therapy
Sweden	EP3082949	6/17/2034	AVIM therapy
Europe	EP3238777	12/19/2033	AVIM therapy
Great Britain	EP3238777	12/19/2033	AVIM therapy
France	EP3238777	12/19/2033	AVIM therapy
Germany	EP3238777	12/19/2033	AVIM therapy
Switzerland	EP3238777	12/19/2033	AVIM therapy
Sweden	EP3238777	12/19/2033	AVIM therapy
Europe	EP3461531	6/17/2034	AVIM therapy
Great Britain	EP3461531	6/17/2034	AVIM therapy
France	EP3461531	6/17/2034	AVIM therapy
Germany	EP3461531	6/17/2034	AVIM therapy
Switzerland	EP3461531	6/17/2034	AVIM therapy
Sweden	EP3461531	6/17/2034	AVIM therapy
Europe	EP3639888	12/19/2033	AVIM therapy
Great Britain	EP3639888	12/19/2033	AVIM therapy
France	EP3639888	12/19/2033	AVIM therapy

h
Jurisdiction	Patent No.	Expiration Date	Related Product
Germany	EP3639888	12/19/2033	AVIM therapy
Switzerland	EP3639888	12/19/2033	AVIM therapy
Sweden	EP3639888	12/19/2033	AVIM therapy
Europe	EP3445443	4/21/2037	AVIM therapy
Great Britain	EP3445443	4/21/2037	AVIM therapy
France	EP3445443	4/21/2037	AVIM therapy
Germany	EP3445443	4/21/2037	AVIM therapy
Switzerland	EP3445443	4/21/2037	AVIM therapy
Sweden	EP3445443	4/21/2037	AVIM therapy
Europe	EP3954429	4/17/2041	AVIM therapy
Great Britain	EP3954429	4/17/2041	AVIM therapy
France	EP3954429	4/17/2041	AVIM therapy
Germany	EP3954429	4/17/2041	AVIM therapy
Switzerland	EP3954429	4/17/2041	AVIM therapy
Sweden	EP3954429	4/17/2041	AVIM therapy
China	ZL201380072479.3	12/18/2033	AVIM therapy
China	ZL201480075987.1	6/16/2034	AVIM therapy
China	ZL2017109301826	12/18/2033	AVIM therapy
China	ZL2018113777986	6/16/2034	AVIM therapy
China	ZL201780034227X	4/20/2037	AVIM therapy
Hong Kong	HK1226016	6/16/2034	AVIM therapy
Hong Kong	HK1243968	12/18/2033	AVIM therapy
Australia	AU2013361318	12/19/2033	AVIM therapy
Australia	AU2014367229	6/17/2034	AVIM therapy
Australia	AU2018217270	12/18/2033	AVIM therapy
Australia	AU2019204758	6/17/2034	AVIM therapy
Australia	AU2017252310	4/21/2037	AVIM therapy
Canada	CA2893222	12/19/2033	AVIM therapy
Canada	CA2933278	6/17/2034	AVIM therapy
Japan	JP6457530	6/17/2034	AVIM therapy
Japan	JP6510421	12/19/2033	AVIM therapy
Japan	JP6381087	12/19/2033	AVIM therapy
Japan	JP6839163	6/17/2034	AVIM therapy
Japan	JP7050693	4/21/2037	AVIM therapy
Japan	JP7138202	12/19/2033	AVIM therapy
Japan	JP7222962	6/17/2034	AVIM therapy
Japan	JP7395638	4/21/2037	AVIM therapy
Korea	KR10-2221586	12/19/2033	AVIM therapy
Korea	KR10-2323562	6/17/2034	AVIM therapy
Korea	KR10-2367191	12/19/2033	AVIM therapy
Korea	KR10-2471841	6/17/2034	AVIM therapy
India	401318	12/19/2033	AVIM therapy
India	409845	4/21/2037	AVIM therapy
India	516531	4/21/2037	AVIM therapy
United States	7,869,874	11/7/2028	AVIM therapy
United States	8,515,536	3/15/2028	AVIM therapy
United States	8,340,763	3/25/2031	AVIM therapy
United States	8,165,674	7/13/2029	AVIM therapy
United States	8,521,280	3/1/2026	AVIM therapy
United States	9,370,661	9/25/2030	AVIM therapy
United States	9,427,586	11/15/2027	AVIM therapy
United States	9,687,636	3/1/2026	AVIM therapy
United States	9,731,136	9/8/2029	AVIM therapy
United States	10,252,060	9/8/2029	AVIM therapy
United States	10,369,333	9/27/2026	AVIM therapy
United States	11,083,894	9/8/2029	AVIM therapy
United States	11,529,520	11/15/2027	AVIM therapy
United States	11,577,059	9/27/2026	AVIM therapy
United States	11,759,639	10/30/2029	AVIM therapy
United States	8,086,315	7/3/2026	AVIM therapy
United States	8,428,729	2/11/2025	AVIM therapy
United States	9,320,903	10/19/2025	AVIM therapy
United States	10,232,183	3/22/2025	AVIM therapy
United States	11,406,829	10/4/2026	AVIM therapy
United States	12,029,909	2/11/2025	AVIM therapy

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	10,596,380	11/15/2027	CNT-HF
United States	11,389,658	9/8/2036	CNT-HF
United States	10,342,982	9/8/2036	CNT-HF
Australia	AU2016319787	9/9/2036	CNT-HF
Japan	JP6999545	9/9/2036	CNT-HF
China	ZL2016800526048	9/9/2036	CNT-HF
Europe	EP3347090	9/9/2036	CNT-HF
Great Britain	EP3347090	9/9/2036	CNT-HF
France	EP3347090	9/9/2036	CNT-HF
Germany	EP3347090	9/9/2036	CNT-HF
Switzerland	EP3347090	9/9/2036	CNT-HF
Sweden	EP3347090	9/9/2036	CNT-HF
Italy	EP3347090	9/9/2036	CNT-HF
Spain	EP3347090	9/9/2036	CNT-HF
Korea	KR10-2630590	9/9/2036	CNT-HF
India	514118	9/9/2036	CNT-HF
Canada	CA2996312	9/9/2036	CNT-HF

Interventional Therapeutics (Virtue SAB, SirolimusEFR and Sostenocel)

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

Virtue SAB is currently protected by 7 issued U.S. patents and 21 issued patents outside the United States with additional patent applications pending in the United States and in countries outside of the United States covering key aspects of Virtue SAB product design, clinical application and enabling technology. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2028 and 2032, without taking potential patent term extensions or adjustments into account. The foregoing patents are exclusively licensed to Terumo for the Subject Indications during the term of the Terumo Agreement. We will continue to selectively advance certain aspects of Virtue SAB toward submission of appropriate patent applications. A further six published patent applications were filed to protect Virtue SAB.

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

The following table lists our material patents relating to Virtue SAB as of December 31, 2024, their jurisdiction and expiration:

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	8,696,644	3/9/2032	Virtue SAB
United States	8,715,230	12/30/2030	Virtue SAB
United States	9,649,478	12/30/2030	Virtue SAB
United States	9,649,479	12/30/2030	Virtue SAB
United States	10,207,084	1/6/2031	Virtue SAB
United States	10,806,909	1/6/2031	Virtue SAB
United States	12,144,945	1/6/2031	Virtue SAB
Australia	AU2010339379	12/30/2030	Virtue SAB
Australia	AU2014202452	12/30/2030	Virtue SAB
Australia	AU2016202636	12/30/2030	Virtue SAB
Australia	AU2017225072	12/30/2030	Virtue SAB
Australia	AU2019202994	12/30/2030	Virtue SAB
Australia	AU2020281081	12/30/2030	Virtue SAB
China	ZL201080064442.2	12/30/2030	Virtue SAB
China	ZL201822023030.0	12/4/2028	Virtue SAB
Japan	JP5553908	12/30/2030	Virtue SAB
Canada	CA02786282	12/30/2030	Virtue SAB
Canada	CA3065396	12/30/2030	Virtue SAB
India	IN385350	12/30/2030	Virtue SAB
Europe	EP2603274	12/30/2030	Virtue SAB
Great Britain	EP2603274	12/30/2030	Virtue SAB
France	EP2603274	12/30/2030	Virtue SAB
Germany	EP2603274	12/30/2030	Virtue SAB
Switzerland	EP2603274	12/30/2030	Virtue SAB
Sweden	EP2603274	12/30/2030	Virtue SAB
Italy	EP2603274	12/30/2030	Virtue SAB
Spain	EP2603274	12/30/2030	Virtue SAB
Netherlands	EP2603274	12/30/2030	Virtue SAB

FreeHold Devices

Our FreeHold Devices and additional minimally invasive surgery enabling devices are protected by an intellectual property portfolio which currently includes issued U.S. patents and issued patents and pending applications in countries outside of the United States covering methods and apparatus for intracorporeal retraction and removal of organs, internal adjustment of device and retraction, as well as design for safe device removal. Specifically, this portfolio includes 13 issued U.S. patents, 17 issued patents in countries outside the United States, and one pending applications. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2030 and 2037, without taking potential patent term extensions or adjustments into account. A further three published patent applications were filed to protect FreeHold devices.

Motus Devices

Our Pure-Vu® System and related highly innovative technologies rooted in systems and methods for cleaning body cavities with or without the use of an endoscope are protected by an intellectual property portfolio which includes 18 granted or allowed patents in the U.S., 19 patents in Asia (Japan, China and Hong Kong), and 10 patents in the EU, with patent protection until at least 2040. In addition, we have 11 pending patent applications in various regions of the world with a focus on the U.S., EU and Japan. We have registered trademarks for Motus GI and for the Pure-Vu® System in the U.S., EU and other international jurisdictions. We also have a pending trademark application in the U.S. to MICRO-PREP.

Government Regulation

Our AVIM therapy and CNT-HF product candidates and our FreeHold Devices, as well as the PerQSeal and Pure-Vu products, are regulated as medical devices. Our Virtue SAB product candidate is a proprietary drug/device combination product candidate in development for the treatment of artery disease. In the United States, products composed of constituent parts that individually would be regulated under different regulatory pathways, and frequently by different centers at the FDA, are known as combination products. In the case of Virtue SAB, if marketed individually, the balloon angioplasty device would be regulated by FDA as a medical device while SirolimusEFR would be regulated by the FDA as a drug. However, under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally obviates the need for separate approval of each component of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug/device combination product is attributable to the device constituent, the FDA center responsible for pre-market review of the device product would have primary jurisdiction for the combination product. A combination product with a medical-device primary mode of action generally would be reviewed and approved or cleared pursuant to the medical device approval and clearance processes set forth under the FDCA. In reviewing the marketing application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the drug component of the combination product met applicable requirements regarding safety and effectiveness. In addition, under FDA regulations, drug/device combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation (the “QSR”) applicable to medical devices.

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

FDA’s Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States will require either FDA clearance of a 510(k) pre-market notification, or approval of a PMA application. The AVIM therapy and CNT-HF product candidates will be regulated as Class III medical devices and will require submission of a PMA supplement or a PMA. We anticipate that our Virtue SAB product candidate will be regulated as a drug/device combination product that will require submission of a PMA.

PMA Pathway

In the United States, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse medical events and truthful and non-misleading advertising and promotion. Most Class I devices are classified as exempt from pre-market notification requirements and therefore may be commercially distributed without obtaining prior authorization from the FDA. Class II devices are subject to the FDA’s General Controls and special controls intended to provide reasonable assurance of safety and effectiveness of the device. Special controls can include performance standards, post-market surveillance, patient registries and guidance documents. Manufacturers of most Class II devices are required to submit to the FDA a pre-

market notification under Section 510(k) of the FDCA demonstrating that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device and requesting permission to commercially distribute the device. Pursuant to the Medical Device User Fee and Amendments to the FDA Reauthorization Act (MDUFA V), unless a specific exemption applies, 510(k) premarket notification submissions require payment of user fees. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, devices that utilize new technology, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, generally requiring approval of a PMA application.

Class III devices such as the AVIM therapy and CNT-HF product candidates require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) clearance process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical studies, manufacturing and labeling, to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. PMA applications (and supplemental PMA applications) are subject to substantially higher user fees under MDUFA V than are 510(k) premarket notifications.

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

Manufacturing of medical devices is required to comply with the applicable portions of the QSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. FDA has issued a final rule amending the QSR that incorporates by reference requirements of the international standard specific for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. FDA will begin enforcing this final rule, or the Quality Management System Regulation (“QMSR”) upon the effective date, February 2, 2026. Our facilities, records, and manufacturing processes, as well as those of our contract manufacturers, are subject to periodic scheduled or unscheduled inspections by the FDA. Our or our contract manufacturers’ failure to maintain compliance with the QSR, the QMSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, its manufacturing operations and the recall or seizure of its products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

European Union

We believe our Virtue SAB, AVIM therapy and CNT-HF product candidates as well as our FreeHold Devices would be regulated in the EU as medical devices.

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

We may need to support clinical and/or regulatory requirements in the UK for its AVIM therapy product candidate, and potentially others.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and other government authorities, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, product tracking and tracing, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual program fee requirements for any marketed products.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (the “PDMA”), which regulates the distribution of drug samples at the federal level. Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act (DSCSA), has also imposed “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. The DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable system to identify and trace certain prescription drugs distributed in the United States and preempts existing state drug pedigree laws and regulations on this topic.

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

Our Employees

As of December 31, 2024, we had 70 employees engaged in finance, clinical, research and development, engineering, regulatory and administration functions. We anticipate that the number of employees will grow as we scale our research and development and clinical organizational capabilities. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our analytical and test method development, component and sub-assembly design and manufacturing, as well as preclinical studies, clinical studies, manufacturing and regulatory functions. We will use consultants and third-party analytical and design houses to complement internal capabilities and will utilize external manufacturing partners that have extensive experience in medical devices and dealing with regulatory bodies to provide components, assemblies and final product. Our suppliers will have ISO 13485 approved quality systems (or have been approved for GMP manufacturing of pharmaceutical products).

None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Available Information

We maintain a website at www.orchestrabiomed.com. We are providing the address to our website solely for the information of investors. The information contained on, or accessible through, our website is not a part of, nor is it incorporated by reference into this Form 10-K. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

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

Risks Related to Our Business and Products

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We have reported a net loss of approximately $61.0 million for the year ended December 31, 2024 and a net loss of approximately $49.1 million for the year ended December 31, 2023. As a result of these losses, as of December 31, 2024, we had an accumulated deficit of approximately $309.9 million. We expect to continue to incur net losses for the foreseeable future.

We will continue to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval or certification and successfully commercialize some of our product candidates. To date, we have generated only limited revenue from our products, and we expect to incur significant expenses to complete our clinical program for our product candidates in the United States and elsewhere. We may never be able to obtain regulatory approval or certification for the marketing of our product candidates in the United States or internationally. Even if we are able to commercialize some of our products or product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory approvals or certifications for our product candidates, conduct clinical studies on our existing and planned product candidates and develop new product candidates or add new features to our existing products. In addition, we expect our selling, general and administrative expenses to increase due to the additional costs associated with operating as a public company. The net losses that we incur may fluctuate significantly from period to period. As a result of these increased expenditures, we will need to generate significant additional revenue in order to offset our operating expenses and achieve and sustain profitability. Accordingly, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects and may cause the market price of our common stock to decline.

We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing BACKBEAT study and our planned Virtue ISR-US pivotal study. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

The amount and timing of our future funding requirements are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under a restructured Terumo Agreement, the Medtronic Agreement and/or future collaborations, and the realization of cash from the acquisition of Vivasure by Haemonetics.

We had $22.3 million in cash and cash equivalents at December 31, 2024, which consisted primarily of bank deposits and money market funds. We also had $44.6 million of short-term marketable securities at December 31, 2024, which consisted primarily of our investments in corporate debt securities. Because our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. See “Basis of Presentation and Liquidity,” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

If we do not meet these milestones for our products or if we are delayed in achieving these milestones, the development and commercialization of new product candidates, modifications of existing products or sales of existing products for new indications may be prevented or delayed, which could damage our reputation or materially adversely affect our business. Further, we may not receive milestone-based payments from partners on a timely basis or at all, which may have an adverse impact on our anticipated financial resources. In addition, Terumo has the right to terminate, and other partners may have the right to terminate or renegotiate, agreements if certain milestones are not achieved at all or on a timely basis. Even if we achieve a milestone for a product or product candidate, market acceptance for the product or product candidate is not assured. See “— Risks Related to Our Reliance on Third Parties — We and Terumo have yet been unable to come to agreement with respect to amending the Terumo Agreement. While we and Terumo are pursuing mediation, we cannot provide assurance that such efforts will be successful or that we or Terumo will not seek to terminate the Terumo Agreement.”

The clinical study process required to obtain regulatory approvals or certifications carries substantial risks and is lengthy and expensive with uncertain outcomes. If our clinical studies are unsuccessful or significantly delayed, or if we do not complete our clinical studies, our business may be harmed

In order to obtain approval of a PMA from the FDA for a device-led combination product candidate, such as our Virtue SAB, or for device candidates like AVIM therapy or CNT-HF which are designed to be integrated with the collaboration of device manufacturers into their existing medical devices such as pacemakers, as well as other future product candidates, or marketing approval for an NDA, such as our extended release formulation of sirolimus called “SirolimusEFR,” we must conduct well-controlled clinical studies designed to assess the safety and efficacy of the product candidate, in addition to nonclinical and other product development studies. Clinical development is a long, expensive and uncertain process and is subject to delays and to the risk that products may not ultimately adequately demonstrate safety or effectiveness in treating the indications for which they are designed. Completion of the clinical studies required to support a marketing authorization usually takes several years or more. We cannot assure you that we will successfully complete clinical testing of our products within the periods we have planned, or at all. Even if we achieve positive interim or preliminary results in clinical studies, these results do not necessarily predict final results, and positive results in early trials do not necessarily indicate success in later trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have suffered significant setbacks in advanced clinical studies, even after receiving positive results in earlier trials. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, IRBs or regulatory authorities to interrupt, delay or halt clinical studies. We, the FDA, or another regulatory authority may suspend or terminate clinical studies at any time to avoid exposing trial participants to unacceptable health risks.

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

Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. In addition, patients participating in our clinical studies may drop out before completion of the trial or experience adverse medical events unrelated to our product candidates. Delays in patient enrollment or failure of patients to continue to participate in a clinical study may delay commencement or completion of the clinical study, cause an increase in the costs of the clinical study and delays, or result in the failure of the clinical study. In addition, we may in the future experience disruptions caused by pandemics or geopolitical events, which may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies.

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

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could adversely impact our business, including our clinical studies and financial condition

Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, including our clinical trials and financial condition. While many of the impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including ours. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow the spread of disease in the future.

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

During the extended 21-month follow-up period, that included 24 patients who continued with AVIM therapy, there were 25 SAEs in twelve patients. Five events in three patients were adjudicated as “possibly” device related. These included two events of atrial fibrillation in the same patient, pneumonia with cardiac decompensation and dyspnea with cardiac decompensation in one patient, and cardiac decompensation in one patient.

For the MODERATO II study, there were no major adverse cardiac events (“MACE”) in the AVIM therapy group and three MACE in two patients in the control group (one death from cancer and two cardiac events) at six months. During the randomized phase of the study, there were eight SAEs in four patients in the control group (n=21) and none in the treatment group (n=26). During the extended 18-month follow-up period that included treatment patients (n=26) and crossover-to-treatment patients (n=14), there were 26 SAEs in 16 patients. Over the entire three-year period of the SABRE study, a total of 66 SAEs occurred in 32 of the 50 study patients.

If any serious adverse events occur, clinical studies or commercial distribution of any product candidates or products we develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease clinical studies, deny approval of, or require us to cease selling any product candidates or products for any or all targeted indications. If we are required to delay, suspend or terminate any clinical study or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval or certification and we or others later identify undesirable side effects or adverse events caused by such products, including as part of any post-approval studies, a number of potentially significant negative consequences could result, including but not limited to:

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

Product liability and other claims against us may reduce demand for our products or result in substantial damages

Our business exposes us to potential liability for risks that may arise from the clinical testing of our product candidates, the use of our products by physicians, and the manufacture and sale of any approved products. Individuals may bring a product liability claims against us, including frivolous lawsuits, if one or more of our products causes, or merely appears to have caused, an injury.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved or certified. With only limited exceptions, a product generally may not be promoted for off-label uses. If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition a regulatory letter (such as of an untitled or warning letter), injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

Disruptions at the FDA, other government agencies and notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, certified or commercialized in a timely manner or at all, or otherwise prevent those agencies and bodies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business

The ability of the FDA, other government agencies and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or other government agencies’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s, other government agencies’ and notified bodies’ ability to perform routine functions. These factors may also impact the FDA’s ability to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new drugs and medical devices or modifications to approved drugs or approved or certified medical devices to be reviewed and/or approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. For example, the new U.S. presidential administration recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, if FDA priorities are changed or if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

Separately, in response to the COVID-19 pandemic, the FDA had significantly curtailed and limited its inspection of both foreign and domestic facilities. Furthermore, regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if new global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We may in the future bring certain cGMP product release testing, stability testing and cGMP pharmaceutical manufacturing capabilities in-house, and we may not be able to do so successfully or in compliance with FDA regulations

We have brought certain activities that we previously outsourced to third parties, in-house, and we may bring certain additional activities in-house in the future. For example, we have brought certain cGMP product release testing related to SirolimusEFR in-house. In addition, we may eventually bring the manufacture of pharmaceutical drug products, such as SirolimusEFR, in-house. To the extent we do bring these functions in-house, we will be directly subject to FDA and other regulations with respect to these activities, such as the FDA’s good laboratory practice requirements, cGMP requirements and similar foreign requirements. We cannot provide assurance that we will be able to perform these functions effectively or comply with applicable regulations if we bring these functions in-house.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited

As of December 31, 2024, we had gross net operating loss (“NOL”) carryforwards of approximately $178 million for federal income tax purposes, and $148 million for state income tax purposes, and approximately $6.4 million of federal research and development tax credits, after applying limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have experienced Section 382 ownership changes in the past, and the federal NOL disclosed above reflects the impact of the calculated Section 382 limitation. In addition, we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), future tax losses may be utilized to offset no more than 80% of the taxable income annually. There is also a risk that due to statutory or regulatory changes or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we attain profitability. As of December 31, 2024 and 2023, we recorded a full valuation allowance on these deferred tax assets. As of December 31, 2024, we had approximately $87.3 million of foreign net operating loss carryforwards related to our acquisition of Motus GI. Similarly, we have recorded a full valuation allowance on these deferred tax assets.

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

In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, a change in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. For example, the Inflation Reduction Act of 2022 enacted on August 16, 2022, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on corporate stock repurchases by publicly traded companies. This act, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability. While certain other draft legislation has been publicly released and is under development in Congress at this time, the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.

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

We and Terumo have yet been unable to come to agreement with respect to amending the Terumo Agreement. While we and Terumo are pursuing mediation, we cannot provide assurance that such efforts will be successful or that we or Terumo will not seek to terminate the Terumo Agreement

In June 2019, we entered into a strategic partnership with Terumo (the “Terumo Partnership”) for the manufacture and distribution of our product Virtue SAB. Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this Annual Report on Form 10-K, the target achievement dates for three $5 million milestone payments have already passed, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement, including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. More recently, we and Terumo have been negotiating terms for a new strategic alliance agreement that would, among other things, (i) replace the Terumo Agreement; (ii) have Terumo make certain upfront and milestone-based payments to us; and (iii) narrow the scope of Terumo’s rights to only coronary applications of Virtue SAB. Because there had not been an agreement on the terms of such new strategic alliance agreement, we previously provided Terumo with a notice of breach of the Terumo Agreement, as we believe that Terumo has failed to, among other things, meet certain clinical and regulatory obligations under the Terumo Agreement, which has resulted in significant damages to us. We believe Terumo’s breaches of the Terumo Agreement provide us with a termination right under the Terumo Agreement, which we could exercise at any time. We further believe we would be entitled to significant damages as a result of Terumo’s breaches if we are unable to come to a negotiated resolution with Terumo.

The parties are now in a mediation procedure pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution (“ICDR”). The mediation could assist in potentially resolving disagreements and facilitating the completion of negotiations. The Terumo Agreement provides that matters that are not resolved through mediation are to be resolved by binding arbitration conducted under the auspices of the ICDR in accordance with its International Arbitration Rules.

The parties have not yet agreed to the procedural parameters of such mediation, including the terms of a standstill arrangement, pursuant to which neither party would exercise any termination rights under the Terumo Agreement during the mediation period. As noted above, we believe that we have the right to terminate the Terumo Agreement in connection with Terumo’s aforementioned material breaches of their obligations thereunder. Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved over time. In this regard, under the terms of the Terumo Agreement, if we do not file a PMA for Virtue SAB for the treatment of ISR by March 30, 2025 (the “Virtue SAB PMA Deadline”), Terumo has the right to terminate the Terumo Agreement. We did not meet the Virtue SAB PMA Deadline. Accordingly, as of March 31, 2025, Terumo may seek to terminate the Terumo Agreement, although we understand that no such step is imminent. Nonetheless, absent an agreement related to the mediation or otherwise, both we and Terumo would be free to exercise any termination rights we each may have in accordance with the terms of the Terumo Agreement.

The mediation proceeding could lead to various outcomes which may affect the terms or status of the Terumo Agreement, the most likely of which may include (i) we and Terumo agree to enter into a new strategic alliance agreement that replaces and substantially restructures the terms of the Terumo Agreement, including material changes to the scope of indications and territories to which Terumo would have rights; or (ii) we and Terumo mutually agree to terms whereby the Terumo Agreement is terminated.

If the mediation does not lead to an agreement or resolution, or, if applicable, we do not prevail in arbitration, or if the Terumo Agreement is terminated, our clinical study, product development, and commercialization plans for Virtue SAB may be further adversely impacted.

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

The failure of our manufacturing partners and component suppliers to meet regulatory quality standards applicable to their manufacturing processes could have an adverse effect on our business, financial condition and results of operations

Our medical device and component manufacturers must register with the FDA and are subject to periodic inspection by the FDA for compliance with the QSR and cGMP, requirements, which require manufacturers of medical devices and drugs, respectively, to adhere to certain manufacturing practices, including design controls, product validation and verification, in process testing, quality control and documentation requirements. Similar requirements apply in foreign jurisdictions. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections or audits by the FDA and other regulatory agencies or notified bodies. Our component, polymer and drug suppliers are also required to meet certain standards applicable to their manufacturing processes.

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

The continuing development of many of our products and product candidates depends upon our maintaining strong working relationships with physicians

The research, development, marketing and sale of many of our new and improved products or product candidates depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products or product candidates. Physicians assist us as researchers, marketing and product consultants, inventors and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products or product candidates could suffer, which could have a material adverse effect on our business, financial condition, results of operations and prospects. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General (the “OIG”), the U.S. Department of Justice (the “DOJ”), and various state regulators or enforcement bodies. Our failure to comply with requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program or an investigation into our compliance by the OIG or the DOJ, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, assuming our AVIM therapy product candidate is approved, we will be reliant on Medtronic, Inc. (an affiliate of Medtronic plc) (“Medtronic”) and its ability to obtain supplies for and to produce its AVIM-enabled pacemaker systems. If Medtronic is unable or unwilling to obtain such supplies or is otherwise unable or unwilling to produce its AVIM-enabled pacemaker systems, it could adversely affect our results of operations.

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

Since its enactment, there have been judicial, U.S. Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the new administration or other efforts, if any, will impact our business.

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

Regulatory compliance is expensive, complex and uncertain, and approvals or certifications can often be denied or significantly delayed. We may not obtain the necessary approvals or certifications and failure to obtain timely regulatory approval or certification, if at all, would adversely affect our business

We are not permitted to commercialize, market, promote or sell any of our product candidates in the United States without obtaining approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval or certification by the FDA, comparable foreign regulatory authorities and notified bodies is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval, certification or the decision not to approve an application. Regulatory authorities and notified bodies have substantial discretion in the approval or certification process and may refuse to accept any application or may decide that our data are insufficient for approval or certification and require additional preclinical, clinical or other studies. We have not submitted for or obtained marketing approval for any product candidate, except for European Conformity (“CE”) mark certification of our first-generation AVIM therapy on the Moderato IPG device.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing device, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a PMA application from the FDA, unless an exemption applies. Under the FDCA, medical devices are classified into one of three classes, Class I, Class II or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Certain Class I and Class II devices are exempt from premarket notification (510(k)) requirements as well as QSR requirements. A Class I or Class II device that is exempt from 510(k) requirements must still comply with other requirements unless the device is explicitly exempt from those requirements as indicated in the regulation for that device type. We do not believe Virtue SAB or AVIM therapy or other of our current product candidates will be exempt from, or eligible for, clearance under Section 510(k) of the FDCA. We expect our product candidates will require submission and FDA approval of a PMA to be marketed in the United States. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use(s) based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical study, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally require FDA approval. The PMA process can be expensive, lengthy and uncertain. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA.

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

Moreover, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval or certification of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, with the change in U.S. presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired. In addition, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rule-making process, any of which could adversely impact our business and operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval or certification that we may have obtained and we may not achieve or sustain profitability.

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

Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In 2024, the FTC finalized updates to the Health Breach Notification Rule that, among other things, clarified its applicability to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule, which may add additional complexity to compliance obligations going forward.

In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (the “CPRA”) passed in California in 2020, significantly amending the CCPA and imposing additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The CPRA also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have taken effect in Virginia, Colorado, Connecticut, Montana, Oregon, Texas, and Utah. Additionally, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island and Tennessee have adopted privacy laws, which take effect from January 1, 2025 through 2026, reflecting a trend toward more stringent privacy legislation in the United

States. In addition, some of these laws (including the CPRA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data. For example, Washington’s My Health My Data Act, effective as of March 31, 2024, imposes similar requirements specific to consumer health data. Similar laws have also passed in Connecticut and Nevada, which came into effect in 2023 and 2024. Further, numerous data privacy related legislative proposals remain pending at the federal level as well. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products by third parties in violation of our intellectual property rights generally. The initiation of proceedings by third parties to challenge the scope, validity, or enforceability of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in the United States and in jurisdictions outside of the United States could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Further, we may not always detect infringement of our intellectual property rights, and defending our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop and own or license.

If we cannot protect and control unpatented trade secrets, know-how and other proprietary technology, we may suffer competitive harm

Besides patented intellectual property, we also rely on trade secrets, unpatented proprietary technology, confidential information and know-how to protect our technology and maintain our competitive position, particularly when patent protection is not appropriate or obtainable. These include, but may not be limited to, with respect to Virtue SAB and other product candidates our Interventional Therapies group intends to develop, the chemical and physical aspects of the polymers and excipients in our formulation and the process by which our formulation is mixed, purified, concentrated, diluted, stored, filled into vials, freeze dried, sterilized, inspected, labeled and packaged, as well as physical and engineering aspects of our catheter, detailed specifications of our porous balloon, and physical and engineering aspects of our dose unit, recon unit, and pre-filled syringe. With respect to AVIM therapy, this may include, but may not be limited to, certain aspects of our proprietary algorithms. However, trade secrets and unpatented proprietary technology are difficult to protect. To protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements may not prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy if unauthorized disclosure of confidential information or other breaches of the agreements occur. Others may independently discover or reverse engineer our trade secrets and proprietary information licensed to us or that we own in a manner that could prevent legal recourse by us. Enforcing a claim that a party illegally obtained and is using trade secrets licensed to us or that we own is difficult, expensive and time consuming, and the outcome is unpredictable. In the United States, trade secret violations are both a matter of federal law and state law, and the criteria for protection of trade secrets under state law can vary among different jurisdictions. Courts outside the United States may be less willing to protect trade secrets or unpatented proprietary technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

The price of our securities may be volatile

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities has experienced volatility since the closing of the Business Combination. For example, from the closing of the Business Combination through March 27, 2025, the closing price of our common stock on the Nasdaq Global Market ranged from a high of $22.18 to a low of $3.84. The price of our common stock may continue to experience volatility in the future and is subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of such factors, including the factors listed below, could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

The holders of an aggregate of up to 17,148,494 shares of common stock (not including 1,310,000 shares underlying warrants) or approximately 45% of our outstanding common stock as of March 27, 2025, are entitled to registration rights under the Second Amended and Restated Registration Rights Agreement and Lock-Up Agreement, as of November 21, 2023 (the “Amended and Restated Registration Rights Agreement”) entered into in connection with the closing of the Business Combination, and the Company has registered, among other things, the resale of those outstanding shares of Common Stock as well as the issuance of shares of Common Stock underlying warrants. In certain circumstances, holders of these securities can demand that we conduct an underwritten offering of their securities or facilitate block trades of their securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements we file. We will bear the expenses incurred in connection with the filing of any such registration statements. The presence of these additional shares trading in the public market may have an adverse effect on the market price of our securities.

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

The exercise prices of our warrants, in certain circumstances, may be higher than the prevailing market price of our underlying common stock and the cash proceeds to us associated with the exercise of our warrants are contingent upon our stock price. The value of our common stock may fluctuate and may not exceed the exercise price of the warrants at any given time. As of the date of this Annual

Report on Form 10-K, a significant portion of our warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock. Holders of such “out of the money” warrants are not likely to exercise such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.”

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

Risks Related to Our Operations in Israel

The research and development facilities of Motus GI Technologies, our wholly owned subsidiary and some of our suppliers are located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

The research and development facilities of Motus GI Technologies, our wholly owned subsidiary are located in northern Israel. In addition, the employees of Motus GI Technologies are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect the business of Motus GI Technologies. Since the State of Israel was established in 1948, the State of Israel and its economy has experienced significant growth and expansion, coupled with an increase in the standard of living, and has developed one of the most advanced high-tech industries in the world. However, it continues to face many geo-political and other challenges that may affect companies located in Israel, such as ours. For example, a number of armed conflicts have occurred between Israel and its Arab neighbors. Although Israel has entered into peace agreements with Egypt and Jordan, comprehensive agreements with the Palestinian Authority, and other agreements with neighboring Arab countries regarding public normalization of relations, there continues to be unrest and terrorist activity in Israel with varying levels of severity, as well as ongoing hostilities and armed conflicts between Israel and the Palestinian Authority, and other groups in the West Bank and Gaza Strip. The effects of these hostilities and violence on the Israeli economy and the operations of Motus GI Technologies are unclear, and we cannot predict the effect on Motus GI Technologies of a further increase in these hostilities or any future armed conflict, political instability or violence in the region. Motus GI Technologies could be harmed by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, boycotts or a significant downturn in the economic or financial condition of Israel. The impact of Israel’s relations with its Arab neighbors in general, or on our operations in the region in particular, remains uncertain. The establishment of new fundamentalist Islamic regimes or governments more hostile to Israel could have serious consequences for the stability in the region, place additional political, economic and military confines upon Israel, materially adversely affect the operations of Motus GI Technologies and limit our ability to sell our products to countries in the region.

In particular, on October 7, 2023, war broke out between Israel and the terrorist organizations in the Gaza Strip, following a surprise attack on Israel led by certain armed groups in the Gaza Strip. To date, our operations in Israel have not been significantly impacted by the ongoing war.

Additionally, several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries and groups have imposed or may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictions may limit our ability to sell our products to companies in these countries. Furthermore, the Boycott, Divestment and Sanctions Movement, a global campaign attempting to increase economic and political pressure on Israel to comply with the stated goals of the movement, may gain increased traction and result in a boycott of Israeli products and services. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could adversely affect our business, results of operations and financial condition.

Our commercial insurance policy does not cover losses associated with armed conflicts and terrorist attacks. Although the Israeli government in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred.

The operations of Motus GI Technologies could also be disrupted by the obligations of some of our employees to perform military service. Some of our employees in Israel may be called upon to perform up to 54 days in each three year period (and in the case of military officers, up to 84 days in each three year period) of military reserve duty until they reach the age of 40 (and in some cases, depending on their specific military profession and rank up to 45 or even 49 years of age) and, in certain emergency circumstances, may be called to immediate and unlimited active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists and it is possible that there will be similar large-scale military reserve duty call-ups in the future. The operations of Motus GI Technologies could be disrupted by the absence of a significant number of employees related to military service.

We may become subject to claims for payment of compensation for assigned service inventions by Motus GI Technologies’ current or former employees, which could result in litigation and adversely affect our business.

Under the Israeli Patents Law, 5727-1967, or the Patents Law, inventions conceived by an employee during the scope of his or her employment are regarded as “service inventions” and are owned by the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if no such agreement between an employer and an employee exists, which prescribes whether, to what extent, and on what conditions the employee is entitled to remuneration for his or her service inventions, then such matters may, upon application by the employee, be decided by a government-appointed compensation and royalties committee established under the Patents Law. A significant portion of Motus GI Technologies’ intellectual property has been developed by its employees in Israel in the course of their employment. Such employees have agreed to waive and assign to us all rights to any intellectual property created in the scope of their employment with Motus GI Technologies, and most of Motus GI Technologies’ current employees, including all those involved in the development of its intellectual property, have agreed to waive economic rights they may have with respect to service inventions.

However, despite such contractual obligations, we cannot assure you that claims will not be brought against us by current or former employees demanding remuneration in consideration for assigned alleged service inventions or any other intellectual property rights. If any such claims were filed, we could potentially be required to pay remuneration to our current or former employees for such assigned service inventions or any other intellectual property rights, or be forced to litigate such claims, which could negatively affect our business.

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

Item 2. Properties

Our headquarters are located at 150 Union Square Drive New Hope, Pennsylvania 18938, where we lease 8,052 rentable square feet of office and laboratory space under a lease that terminates on September 30, 2027. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders

As of March 27, 2025, there were 683 holders of record of our common stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

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

Not applicable.

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

Closing of Business Combination

Prior to January 26, 2023, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On January 26, 2023, we consummated the business combination contemplated by the Agreement and Plan of Merger, dated as of July 4, 2022 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated July 21, 2022, and Amendment No. 2 to Agreement and Plan of Merger, dated November 21, 2022, the “Merger Agreement”) by and among Health Sciences Acquisitions Corporation 2, a special purpose acquisition company incorporated as a Cayman Islands exempted company in 2020 and Orchestra’s predecessor (“HSAC2”), HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HSAC2 (“Merger Sub”), and Orchestra BioMed, Inc. (“Legacy Orchestra”). Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Legacy Orchestra, with Legacy Orchestra as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, we changed our name from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.” On January 27, 2023, our common stock (“Company Common Stock”) began trading on the Nasdaq Global Market under the symbol “OBIO.” For additional information, see Note 3 to the Consolidated Financial Statements – “Business Combination and Recapitalization.”

Reverse Recapitalization

The Business Combination is accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, HSAC2 is treated as the “acquired” company and Legacy Orchestra is treated as the acquirer for financial reporting purposes. As a result, the consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Orchestra. Additionally, the shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on the exchange ratio established in the Merger Agreement (the “Exchange Ratio”). For additional information on the Business Combination and the Exchange Ratio, see Note 3 to the Consolidated Financial Statements – “Business Combination and Recapitalization.”

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

Our flagship product candidates are atrioventricular interval modulation (“AVIM”) therapy (formerly referred to as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic, Inc. for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We are conducting a double-blind, randomized study (“BACKBEAT”) that is expected to enroll a total of 500 patients that have previously been implanted with a Medtronic dual-chamber pacemaker. We currently estimate completion of enrollment of the BACKBEAT study in the first half of 2026; however, there is no assurance that our current operating plan will be achieved.  We have a strategic collaboration with Terumo Medical Corporation (“Terumo”) for the development and commercialization of Virtue SAB for the treatment of coronary and peripheral artery disease. We currently expect to receive FDA approval in the first half of 2025 for an amended IDE to conduct a US pivotal study in coronary ISR randomizing Virtue SAB vs. BSC AGENT DCB and are targeting initiation of enrollment of this study in the second half of 2025. We may elect to initiate enrollment regardless of the status or outcome of our negotiations with Terumo.

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from our distribution agreement with Terumo (the “Terumo Agreement”), borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). Through December 31, 2024, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million from the Terumo Agreement. We have incurred net losses each year since inception. Our net losses were $61.0 million and $49.1 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant losses for the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $309.9 million.

As discussed further below under the heading “Liquidity and Capital Resources— Funding Requirements,” in this Item 7, because our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. See “Basis of Presentation and Liquidity,” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Legacy Orchestra, our wholly owned subsidiary, was incorporated in Delaware in 2017 and completed a recapitalization and mergers with Caliber Therapeutics, Inc., a Delaware corporation that has, among other things, the rights to the Virtue SAB product candidate and BackBeat Medical, Inc., a Delaware Corporation that has, among other things, the rights to the AVIM therapy candidate, in 2018. Legacy Orchestra completed the conversions of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC, a Delaware limited liability company, and BackBeat Medical, Inc. to BackBeat Medical, LLC, a Delaware limited liability company, in 2019.

Recent Developments

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement, including additional financial commitments by Terumo to Orchestra and the Virtue SAB program. More recently, we and Terumo have been negotiating terms for a new strategic alliance agreement that would, among other things, (i) replace the Terumo Agreement; (ii) have Terumo make certain upfront and milestone-based payments to us; and (iii) narrow the scope of Terumo’s rights to only coronary applications of Virtue SAB.  Because there had not been an agreement on the terms of such new strategic alliance agreement, we previously provided Terumo with a notice of breach of the Terumo Agreement, as we believe that Terumo has failed to, among other things, meet certain clinical and regulatory obligations under the Terumo Agreement, which has resulted in significant damages to us. We believe Terumo’s breaches of the Terumo Agreement provide us with a termination right under the Terumo Agreement, which we could exercise at any time. We further believe we would be entitled to significant damages as a result of Terumo’s breaches if we are unable to come to a negotiated resolution with Terumo.

The parties are now in a mediation procedure pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution (“ICDR”). The mediation could assist in potentially resolving disagreements and facilitating the completion of negotiations. The Terumo Agreement provides that matters that are not resolved through mediation are to be resolved by binding arbitration conducted under the auspices of the ICDR in accordance with its International Arbitration Rules.

The parties have not yet agreed to the procedural parameters of such mediation, including the terms of a standstill arrangement, pursuant to which neither party would exercise any termination rights under the Terumo Agreement during the mediation period. As noted above, we believe that we have the right to terminate the Terumo Agreement in connection with Terumo’s aforementioned material breaches of their obligations thereunder. Terumo has the right to terminate the agreement, or certain of its obligations thereunder, if certain milestones are not achieved over time. In this regard, under the terms of the Terumo Agreement, if we do not file a PMA for Virtue SAB for the treatment of ISR by March 30, 2025 (the “Virtue SAB PMA Deadline”), Terumo has the right to terminate the Terumo Agreement. We did not meet the Virtue SAB PMA Deadline. Accordingly, as of March 31, 2025, Terumo may seek to terminate the Terumo Agreement, although we understand that no such step is imminent. Nonetheless, absent an agreement related to the mediation or otherwise, both we and Terumo would be free to exercise any termination rights we each may have in accordance with the terms of the Terumo Agreement.

The mediation proceeding could lead to various outcomes which may affect the terms or status of the Terumo Agreement, the most likely of which may include (i) we and Terumo agree to enter into a new strategic alliance agreement that replaces and substantially restructures the terms of the Terumo Agreement, including material changes to the scope of indications and territories to which Terumo would have rights; or (ii) we and Terumo mutually agree to terms whereby the Terumo Agreement is terminated.

If the mediation does not lead to an agreement or resolution, or, if applicable, we do not prevail in arbitration, or if the Terumo Agreement is terminated, our clinical study, product development, and commercialization plans for Virtue SAB may be further adversely impacted. However, any termination of the Terumo Agreement in the context of an arbitration or otherwise would allow us to pursue an alternative strategic collaboration or other transaction with a different partner.

As described elsewhere in this Annual Report on Form 10-K, we have recently submitted to the FDA a proposed amendment to our approved IDE to change the design of the Virtue ISR-US pivotal study so that we can randomize patients with coronary ISR 1:1 to either treatment with Virtue SAB or Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon. We currently expect to receive FDA approval for an amended IDE in the first half of 2025. Once we receive approval for the IDE amendment, we are targeting initiation of enrollment of the Virtue ISR-US study in the second half of 2025. We may elect to initiate enrollment regardless of the status or outcome of our negotiations with Terumo.

Registration Statement

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of Company Common Stock in connection with the Business Combination. Pursuant to the Amended and Restated Registration Rights Agreement we entered into in connection with the closing of the Business Combination and certain warrant agreements, we filed a registration statement (the “Registration Statement”), which was declared effective on May 9, 2024, that registers, among other things, the resale of an aggregate of 18,586,201 shares of Company Common Stock, which constitutes approximately 49% of the outstanding Company Common Stock as of March 27, 2025. Additionally, some of the shares of the Company Common Stock being registered for resale were originally purchased by selling stockholders pursuant to investments in Legacy Orchestra or HSAC2 at prices considerably below the current market price of the Company Common Stock. These selling stockholders may realize a positive rate of return on the sale of their shares of Company Common Stock covered by the Registration Statement and therefore will have an incentive to sell their shares. Public shareholders may not experience a similar rate of return on shares of Company Common Stock they purchased. This discrepancy in purchase prices may have an impact on the market perception of the Company Common Stock’s value and could increase the volatility of the market price of the Company Common Stock or result in a significant decline in the public trading price of the Company Common Stock. The registration of these shares of Company Common Stock for resale creates the possibility of a significant increase in the supply of the Company Common

Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of the Company Common Stock.

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

Legacy Orchestra entered into the Terumo Agreement in June 2019 and has determined that the arrangement represents a contract with a customer and is therefore in scope of ASC 606, Revenues from Contracts with Customers (“ASC 606”). Under the Terumo Agreement, Legacy Orchestra received an upfront payment of $30.0 million in 2019 and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing.

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10-15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this Annual Report on Form 10-K, the target achievement dates for three $5 million milestone payments have already passed, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID 19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, that caused us to amend our original project plan, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary in ISR indication, for which we are primarily responsible. We have recognized $14.6 million in cumulative partnership revenues from 2019 through December 31, 2024. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through December 31, 2024.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through December 31, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other selling, general and administrative expenses include professional services fees, including legal, audit investor/public relations, and insurance costs, outside consultants costs, employee recruiting and training costs, and non-income taxes. Moreover, we incur and expect to continue to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and U.S. Securities and Exchange Commission (“SEC”) compliance and investor relations. We expect annual selling, general and administrative expenses to continue to increase as we expand our operations as a public company.

Interest Income, Net

Interest income reflects the income generated from marketable securities during the year. Interest expense is attributable to loan interest.

On November 6, 2024 (the “LSA Closing Date”), we and certain of our subsidiaries entered into a Loan and Security Agreement (the “2024 LSA”), with Hercules Capital IV, L.P. (“Hercules IV”), Hercules SBIC V, L.P. (“Hercules V”), and Hercules Capital, Inc., as administrative agent and collateral agent (collectively with Hercules IV and Hercules V, “Hercules”). The 2024 LSA provides a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, we may have access to a fourth tranche of $20.0 million subject to future approval. The Term Loan has a maturity date of November 6, 2028 and accrues interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. Refer to Note 15 to our Consolidated Financial Statements.

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

Loss on Fair Value of Strategic Investments

The loss on fair value of strategic investments represents a change in the preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party, and fair value of our investment in Motus GI Holdings, Inc. (“Motus GI”), a previously publicly-held company and a former related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The shares held of Motus GI represented equity securities with a readily determinable fair value and were required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01. However, in second quarter of 2024, Motus GI announced a resolution to liquidate, at which time we concluded that the fair value should be zero and expensed the remaining carrying value of our investment in Motus GI.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table presents our statement of operations data for the years ended December 31, 2024 and 2023, and the dollar and percentage change between the two periods (in thousands):

	Year Ended December 31,
	2024	2023	Change $	Change %
Revenue:
Partnership revenue	$2,005	$2,106	$(101)	(5)%
Product revenue	633	654	(21)	(3)%
Total revenue	2,638	2,760	(122)	(4)%
Expenses:
Cost of product revenues	204	186	18	10%
Research and development	42,804	33,822	8,982	27%
Selling, general and administrative	23,931	20,258	3,673	18%
Total expenses	66,939	54,266	12,673	23%
Loss from operations	(64,301)	(51,506)	(12,795)	(25)%
Other income (expense):
Interest income, net	3,356	3,849	(493)	(13)%
Loss on fair value adjustment of warrant liability	—	(294)	294	100%
Loss on debt extinguishment	—	(1,151)	1,151	100%
Loss on fair value of strategic investments	(68)	(18)	(50)	(278)%
Other expense	(11)	—	(11)	NM *
Total other income	3,277	2,386	891	37%
Net loss	$(61,024)	$(49,120)	$(11,904)	(24)%

*Note: NM denotes that the computed amount is not meaningful.

Partnership Revenue

Partnership revenue decreased by $101,000, or approximately 5%, to $2.0 million in the year ended December 31, 2024 from $2.1 million for the year ended December 31, 2023. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the years ended December 31, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $12.5 million and $15.4 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 5.0% as of December 31, 2024 as compared to the estimates as of December 31, 2023, and increased by approximately 13.6% as of December 31, 2023, as compared to the estimates as of December 31, 2022.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $21,000, or approximately 3%, to $633,000 in the year ended December 31, 2024 from $654,000 for the year ended December 31, 2023.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume of FreeHold Duo and Trio intracorporeal organ retractors. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue increased by $18,000, or approximately 10%, to $204,000 in the year ended December 31, 2024 from $186,000 for the year ended December 31, 2023. The increase was primarily due to higher production costs per unit of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Personnel and consulting costs	$19,278	$16,886
Non-clinical development costs	15,447	12,919
Clinical development costs	8,079	4,017
Total research and development expenses	$42,804	$33,822

Research and development expenses increased by $9.0 million, or approximately 27%, to $42.8 million for the year ended December 31, 2024 from $33.8 million for the year ended December 31, 2023. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT (BradycArdia paCemaKer with AVIM for Blood prEssure treAtmenT) global pivotal study (“BACKBEAT study”) and to advance Virtue SAB into a planned pivotal study. The increase included an increase of $4.1 million in clinical development costs, an increase of $2.5 million in non-clinical development costs associated with research and development program costs, supplies, and testing, and an increase in personnel-related expenses of $1.5 million due to increased headcount and associated expenses, and an increase in stock-based compensation of $902,000.

The total research and development expenses summarized above include $12.3 million for the year ended December 31, 2024 and $15.2 million for the year ended December 31, 2023 related to the Terumo Agreement. The decrease of $2.9 million is due to decreased expense activity related to the Terumo Agreement during the 2024 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.7 million, or approximately 18%, to $23.9 million for the year ended December 31, 2024, from $20.3 million of expense for the year ended December 31, 2023. The increase primarily resulted from an increase in stock-based compensation of $2.1 million, an increase of $1.2 million of accounting, finance, legal, investor relations and public relations expenses incurred in connection with the overall growth of the business and operating as a public company, and an increase in personnel-related expenses of $346,000 due to increased headcount and associated expenses.

Interest Income, Net

Interest income, net, decreased by $493,000, or approximately 13%, to $3.4 million of income for the year ended December 31, 2024 from $3.8 million of income for the year ended December 31, 2023. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities, partially offset by monthly interest expense resulting from the 2024 LSA. The net interest income in the 2023 period consisted primarily of interest earned from marketable securities, partially offset by monthly interest expense incurred resulting from the 2022 Loan and Security Agreement.

Loss on Fair Value Adjustment of Warrant Liability

The loss on fair value adjustment of warrant liability was $294,000 for the year ended December 31, 2023 and was the result of the final valuation of our outstanding warrants when they had become equity classified and no longer subject to market adjustment upon the close of the Business Combination. There were no additional charges for the adjustment of fair value for warrant liability for the year ended December 31, 2024.

Loss on Debt Extinguishment

The loss on debt extinguishment was $1.2 million for the year ended December 31, 2023, which was due to recognition of unamortized debt discount as well as early termination payments related to the early termination and repayment of the 2022 Loan and Security Agreement in October 2023.

Loss on Fair Value of Strategic Investments

The loss on fair value of strategic investments was $68,000 for the year ended December 31, 2024 as compared to a loss of $18,000 for the year ended December 31, 2023. The amounts recognized for the years ended December 31, 2024 and 2023 relate to the change in fair value in our common stock holdings of Motus GI. During the year ended December 31, 2024, Motus GI announced a resolution to liquidate and dissolve, at which time we concluded that the fair value should be zero and expensed the remaining carrying value of our investment in Motus GI.

During the year ended December 31, 2023, we and Motus GI entered into an agreement, pursuant to which royalty certificates previously issued to us and other holders were amended to terminate the rights of royalty certificate holders to receive royalties in exchange for shares of Motus GI common stock. As a result of the agreement, we received 701,522 shares of Motus GI common stock in exchange for our royalty certificates, which had a de minimis carrying value.

Liquidity and Capital Resources

Overview

From inception through December 31, 2024, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $61.0 million and $49.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $309.9 million. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination and other equity sales, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. Through December 31, 2024, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million under the Terumo Agreement. We had $22.3 million in cash and cash equivalents at December 31, 2024, which consisted primarily of bank deposits and money market funds. We also had $44.6 million of short-term marketable securities at December 31, 2024, which consisted primarily of our investments in corporate debt securities.

Sales Agreement

On August 12, 2024, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which we may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “Securities Act”). As of December 31, 2024, all of the $100 million of Company Common Stock are available for sale under the Sales Agreement. In connection with the entry into the Sales Agreement, on August 12, 2024, we terminated (the “Termination”) a similar agreement (the “Prior Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of Company Common Stock having an aggregate offering price of up to $100 million, in accordance with its terms and with the mutual agreement of Jefferies. The purpose of the Termination was to eliminate restrictions under certain SEC rules relating to the publication or dissemination of new research reports on the Company’s business by Jefferies in light of its role as sales agent under the Prior Agreement. Prior to the Termination, we sold $15.5 million of shares of Company Common Stock under the Prior Agreement. We cannot make any further sales of the Company Common Stock pursuant to the Prior Agreement.

2024 LSA

On November 6, 2024, the Company and certain of its subsidiaries entered into the 2024 LSA. The 2024 LSA provides a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, the Company may have access to a fourth tranche of $20.0 million subject to future approval.

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the ‘prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an initial two-year interest-only period, followed by 24 monthly principal payments plus interest, although the interest-only period can be extended by six months under certain circumstances set forth in the 2024 LSA. At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the LSA Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the LSA Closing Date but on or prior to 24 months following the LSA Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the LSA Closing Date and prior to the maturity date. In addition, the Company will pay an end of term charge of 6.35% upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

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

The Company must maintain Qualified Cash (as defined in the 2024 LSA) in an amount greater than or equal to (x) the outstanding principal amount of the Term Loan advances, multiplied by (y) (1) prior to December 1, 2025, 35% or (2) on and after December 1, 2025, (A) if the Performance Milestone Date (as defined in the 2024 LSA) has not occurred on or prior to December 1, 2025, 50% until the date on which the Performance Milestone Date has occurred and (B) on and after the Performance Milestone Date, 35% (the “Minimum Cash Covenant”). The Minimum Cash Covenant will be waived if the Company’s Market Capitalization (as defined in the 2024 LSA) exceeds $500.0 million.

Exercise of Warrants

The exercise price of our outstanding warrants, in certain circumstances, may be higher than the prevailing market price of the Company Common Stock and the cash proceeds to us associated with the exercise of our warrants are contingent upon the price of the Company Common Stock. The value of the Company Common Stock may fluctuate and may not exceed the exercise price of the warrants at any given time. As of the date of this Annual Report on Form 10-K, a significant portion of our warrants are “out of the money,” meaning the exercise price is higher than the market price of the Company Common Stock. Holders of such “out of the money” warrants are not likely to exercise such warrants. As a result, we may not receive any proceeds from the exercise of such warrants. There can be no assurance that such warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such warrants to fund our operations.

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

Funding Requirements

We continue to prioritize planned spending on our AVIM therapy program and the execution of our BACKBEAT study. We currently expect operating expenses to increase to support clinical study costs as well as additional research and development expenses in support of future potential regulatory approval and commercialization of AVIM-enabled Medtronic pacemakers. As previously disclosed, we reduced our 2024 planned spending related to our Virtue SAB program and the execution of our Virtue ISR-US pivotal study, in order to focus on (1) optimizing the design of our Virtue ISR-US study to conduct a U.S. pivotal study for the treatment of coronary ISR randomizing Virtue SAB vs. Boston Scientific’s AGENT paclitaxel, the first and only drug-coated angioplasty balloon approved for coronary use in the U.S.; and (2) restructuring our partnership agreement with Terumo in a manner that provides us with a satisfactory amount of additional capital, whether from milestone payments or other financial arrangements, which additional capital we may not receive.

The amount and timing of our future funding requirements are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under a restructured Terumo Agreement, the Medtronic Agreement and/or future collaborations, and the realization of cash from the acquisition of Vivasure by Haemonetics. We may also need to seek additional sources of liquidity to meet our funding requirements, including the issuance of new equity, additional drawdowns under the 2024 LSA to the extent we meet the financing and performance requirements to be eligible for such drawdowns, drawdowns on new loan facilities that we may enter into, and/or other financing structures such as the monetization of future royalty streams.

Our future viability is dependent on our ability to raise additional capital to finance our operations. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As noted above, the sale of Company Common Stock pursuant to the Registration Statement may result in a decline in the value of the Company Common Stock, which may make it more difficult and more dilutive to the existing holders of Company Common Stock to raise funds from the sale of our equity securities.

We had $22.3 million in cash and cash equivalents at December 31, 2024, which consisted primarily of bank deposits and money market funds. We also had $44.6 million of short-term marketable securities at December 31, 2024, which consisted primarily of our investments in corporate debt securities. Because our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. See “Basis of Presentation and Liquidity,” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(50,558)	$(46,127)
Net cash provided by investing activities	13,089	10,687
Net cash provided by financing activities	29,171	46,215
Net (decrease) increase in cash and cash equivalents	$(8,298)	$10,775

Comparison of the Years Ended December 31, 2024 and 2023

Net Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $50.6 million and primarily consisted of our net loss of $61.0 million, partially offset by non-cash charges of $11.2 million and changes in net operating assets and liabilities of $765,000. Our non-cash charges primarily consisted of stock-based compensation of $10.6 million and $1.0 million in acquired in-process research and development, partially offset by $1.5 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses, and other liabilities of $3.0 million, partially offset by an increase in prepaid expenses and other assets of $1.1 million, a decrease in deferred revenue of $2.0 million, and a decrease in operating lease liabilities of $652,000.

Net cash used in operating activities for the year ended December 31, 2023 was $46.1 million and primarily consisted of our net loss of $49.1 million and changes in net operating assets and liabilities of $3.3 million, which was partially offset by non-cash charges of $6.3 million. Our non-cash charges primarily consisted of stock-based compensation of $7.6 million and a loss on fair value adjustment of warrant liability of $294,000, partially offset by $3.8 million related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $2.1 million, a decrease in operating lease liabilities of $693,000, and an increase in prepaid expenses and other assets of $781,000.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $13.1 million, which primarily consisted of the sale of $86.6 million of marketable securities, partially offset by the purchase of $72.6 million of marketable securities, and $600,000 paid for an asset acquisition, net of cash acquired.

Net cash provided by investing activities for the year ended December 31, 2023 was $10.7 million, which primarily consisted of the sale of $152.8 million of marketable securities, partially offset by the purchase of $142.0 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $29.2 million for the year ended December 31, 2024 was primarily attributable to the proceeds of $15.0 million, net of issuance costs, from the at-the-market offering under the Prior Agreement with Jefferies and proceeds from the 2024 LSA with Hercules of $15.0 million. For additional information, see Note 15 to the Consolidated Financial Statements – “Debt Financing.”

Net cash provided by financing activities of $46.2 million for the year ended December 31, 2023 was primarily attributable to net proceeds from the Business Combination totaling $56.8 million partially offset by the principal repayment of $10.8 million, inclusive of debt extinguishment costs, from the termination of the 2022 Loan and Security Agreement with Avenue. For additional information, see Note 3 to the Consolidated Financial Statements – “Business Combination and Recapitalization.”

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2024 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,612	$744	$1,709	$159	$—
Debt, principal and interest(1)	20,277	1,447	10,279	8,551	—
Total	$22,889	$2,191	$11,988	$8,710	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules. The 2024 LSA will mature in November 2028. Refer to Note 15 to the Consolidated Financial Statements for additional information.

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

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

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

In the year ended December 31, 2024, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $728,000, which resulted in a $0.02 effect on net loss per share, basic and diluted. In the year ended December 31, 2023, the impact of the changes in estimates resulted in reduction of partnership revenues of $1.7 million, which resulted in a $0.05 effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through December 31, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

During the years ended December 31, 2024 and 2023, stock-based compensation was $10.6 million and $7.6 million, respectively. As of December 31, 2024, we had approximately $17.8 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller company, we are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Orchestra BioMed Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchestra BioMed Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania

March 31, 2025

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,261	$30,559
Marketable securities	44,551	56,968
Strategic investments, current portion	—	68
Accounts receivable, net	92	99
Inventory	173	146
Prepaid expenses and other current assets	2,094	1,274
Total current assets	69,171	89,114
Property and equipment, net	1,384	1,279
Right-of-use assets	2,103	1,555
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	1,020	769
TOTAL ASSETS	$76,173	$95,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,134	$2,900
Accrued expenses and other liabilities	6,084	5,149
Operating lease liability, current portion	550	649
Deferred revenue, current portion	4,439	2,510
Total current liabilities	16,207	11,208
Deferred revenue, less current portion	10,989	14,923
Loan payable	14,292	—
Operating lease liability, less current portion	1,687	1,038
Other long-term liabilities	40	—
TOTAL LIABILITIES	43,215	27,169

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at December 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 38,194,442 and 35,777,412 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	342,780	316,903
Accumulated other comprehensive income (loss)	52	(10)
Accumulated deficit	(309,878)	(248,854)
TOTAL STOCKHOLDERS’ EQUITY	32,958	68,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,173	$95,212

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Partnership revenue	$2,005	$2,106
Product revenue	633	654
Total revenue	2,638	2,760
Expenses:
Cost of product revenues	204	186
Research and development	42,804	33,822
Selling, general and administrative	23,931	20,258
Total expenses	66,939	54,266
Loss from operations	(64,301)	(51,506)
Other income (expense):
Interest income, net	3,356	3,849
Loss on fair value adjustment of warrant liability	—	(294)
Loss on debt extinguishment	—	(1,151)
Loss on fair value of strategic investments	(68)	(18)
Other expense	(11)	—
Total other income	3,277	2,386
Net loss	$(61,024)	$(49,120)
Net loss per share
Basic and diluted	$(1.66)	$(1.48)
Weighted-average shares used in computing net loss per share, basic and diluted	36,821,042	33,225,227
Comprehensive loss
Net loss	$(61,024)	$(49,120)
Unrealized gain (loss) on marketable securities	62	(2)
Comprehensive loss	$(60,962)	$(49,122)

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance, January 1, 2023 (as previously reported)	35,694,179	$165,923	2,522,214	$—	$86,353	$(8)	$(199,734)	$(113,389)
Retroactive application of reverse capitalization (Note 3)	(35,694,179)	(165,923)	17,665,636	2	165,921	—	—	165,923
Balance, January 1, 2023 effect of Merger	—	$—	20,187,850	$2	$252,274	$(8)	$(199,734)	$52,534
Effect of Merger and recapitalization (refer to Note 3)	—	—	11,422,741	1	54,301	—	—	54,302
Reclassification of Legacy Orchestra common stock warrants to stockholders’ equity	—	—	—	—	2,373	—	—	2,373
Issuance of shares in settlement of earnout	—	—	3,999,987	1	—	—	—	1
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	7,625	—	—	7,625
Forfeiture of restricted stock awards	—	—	(47,650)	—	—	—	—	—
Exercise of stock options	—	—	53,974	—	231	—	—	231
Exercise of warrants	—	—	160,510	—	33	—	—	33
Issuance of warrants pursuant to debt financing	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	—	(49,120)	(49,120)
Balance, December 31, 2023	—	$—	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
At-the-Market "ATM" offering, net of offering costs $465	—	—	2,000,000	—	15,035	—	—	15,035
Shares issued pursuant to an asset acquisition	—	—	70,621	—	352	—	—	352
Unrealized gain on marketable securities	—	—	—	—	—	62	—	62
Stock-based compensation	—	—	—	—	10,615	—	—	10,615
Restricted stock award vesting	—	—	289,550	—	(550)	—	—	(550)
Exercise of stock options	—	—	56,859	—	240	—	—	240
Issuance of warrants pursuant to debt financing	—	—	—	—	185	—	—	185
Net loss	—	—	—	—	—	—	(61,024)	(61,024)
Balance, December 31, 2024	—	$—	38,194,442	$4	$342,780	$52	$(309,878)	$32,958

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,024)	$(49,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	287
Stock-based compensation	10,615	7,625
Acquired in-process research and development	1,045	—
Loss on fair value adjustment of warrant liability	—	294
Loss on fair value of strategic investments	68	18
Accretion and interest related to marketable securities	(1,501)	(3,819)
Loss on debt extinguishment	—	1,151
Non-cash lease expense	654	632
Amortization of deferred financing fees	31	112
Other	11	—
Changes in operating assets and liabilities:
Accounts receivable	22	(3)
Inventory	(28)	131
Prepaid expenses and other assets	(1,071)	(781)
Accounts payable, accrued expenses and other liabilities	2,969	145
Operating lease liabilities – current and non-current	(652)	(693)
Deferred revenue	(2,005)	(2,106)
Net cash used in operating activities	(50,558)	(46,127)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(289)	(78)
Sales of marketable securities	86,628	152,797
Purchases of marketable securities	(72,648)	(142,032)
Asset acquisition, net of cash acquired	(602)	—
Net cash provided by investing activities	13,089	10,687
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt financing, inclusive of debt extinguishment costs	—	(10,849)
Proceeds from Hercules term loan	15,000	—
Proceeds from At-The-Market offering, net of issuance costs	15,035	—
Proceeds from exercise of warrants	—	23
Proceeds from exercise of stock options	240	231
Effect of merger, net of transaction costs (Note 3)	—	56,810
Restricted stock units withheld for tax	(550)	—
Deferred financing costs	(554)	—
Net cash provided by financing activities	29,171	46,215
Net (decrease) increase in cash and cash equivalents	(8,298)	10,775
Cash and cash equivalents, beginning of the period	30,559	19,784
Cash and cash equivalents, end of the period	$22,261	$30,559

Supplemental Disclosures of Cash Flow Information
Cash paid during the year ended December 31:
Interest	$102	$1,119
Supplemental disclosure of noncash activities
Non-cash investing activities:
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$1,202	$—
Common stock issued pursuant to asset acquisition	352	—
Warrants issued pursuant to debt financing	185	66

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) (formerly known as Health Sciences Acquisitions Corporation 2) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s flagship product candidates are atrioventricular interval modulation (“AVIM”) therapy (formerly referred to as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

Prior to January 26, 2023, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On January 26, 2023 (the “Closing Date”), the Company consummated the business combination contemplated by the Agreement and Plan of Merger, dated as of July 4, 2022 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated July 21, 2022, and Amendment No. 2 to Agreement and Plan of Merger, dated November 21, 2022, the “Merger Agreement”) by and among Health Sciences Acquisitions Corporation 2, a special purpose acquisition company incorporated as a Cayman Islands exempted company in 2020 (“HSAC2”), HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HSAC2 (“Merger Sub”), and Orchestra BioMed, Inc. (“Legacy Orchestra”). Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Legacy Orchestra, with Legacy Orchestra as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, the Company’s name was changed from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.” See Note 3 – “Business Combination and Recapitalization” for additional information.

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

Caliber

Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product Virtue SAB in 2008. Virtue SAB is a patented drug/device combination product candidate for the treatment of artery disease that delivers a proprietary extended release formulation of sirolimus called SirolimusEFR to the vessel wall during balloon angioplasty without any coating on the balloon surface or the need for leaving a permanent implant such as a stent in the artery. In 2019, Legacy Orchestra entered into a distribution agreement with Terumo Corporation and Terumo Medical Corporation (collectively, “Terumo”) for global development and commercialization of Virtue SAB (the “Terumo Agreement”) See Note 4 – “Terumo Agreement” for additional information.

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product AVIM therapy that same year. AVIM therapy is a patented implantable cardiac stimulation-based treatment for HTN that is designed to immediately, substantially and persistently lower blood pressure while simultaneously modulating autonomic nervous system responses that normally drive and maintain blood pressure higher. Refer to Note 5 for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Legacy Orchestra, BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”).

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

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of December 31, 2024, the Company had an accumulated deficit of $309.9 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and marketable securities as of December, 31, 2024, management has concluded that sufficient capital may not be available to fund its operations and meet cash requirements through the one year period subsequent to the issuance date of these financial statements. Management will consider plans to raise capital through issuance of equity and/or debt securities and may enter into additional development and commercialization partnerships for existing or other Company research and development programs. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including, but not limited to, delaying or discontinuing certain research and development, clinical activities, and/or other Company operations. The source, timing and availability of any future financing will depend principally upon market conditions and the progress of the Company’s research and development programs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. There have been no adjustments made to these consolidated financial statements as a result of these uncertainties.

2. Summary of Significant Accounting Policies

Reverse Recapitalization

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, HSAC2 is treated as the “acquired” company, and Legacy Orchestra is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Orchestra issuing stock for the net assets of HSAC2, accompanied by a recapitalization. As a result, the consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Orchestra. Additionally, the shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on the exchange ratio established in the Merger Agreement (the “Exchange Ratio”). For additional information on the Business Combination and the Exchange Ratio, see Note 3 – “Business Combination and Recapitalization.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, the fair value of stock-based compensation, research and development costs incurred, and the estimated costs to complete the combined performance obligation pursuant to the Terumo Agreement. See Note 4 – “Terumo Agreement” for additional information.

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

The Company’s strategic investments consist of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of December 31, 2024 and 2023, the carrying value of the investments in Vivasure was $2.5 million. The Company’s strategic investments previously included shares held in Motus GI Holdings, Inc. (“Motus GI”), formerly a publicly held company which announced its liquidation and dissolution in the second quarter of 2024. The Company had previously classified its strategic investment in Motus GI on its consolidated balance sheets as current assets.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in marketable securities at fair value. See Note 6 – “Financial Instruments and Fair Value Measurements” for additional information regarding fair value measurements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of December 31, 2024 and 2023, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of December 31, 2024 and 2023, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Asset Acquisitions and Acquired In-Process Research and Development Expenses

The Company accounts for acquisitions of assets or a group of assets that do not meet the definition of a business as asset acquisitions. Asset acquisitions are based on the cost to acquire the asset or group of assets, which include certain transaction costs. In an asset acquisition, the cost to acquire is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recorded in an asset acquisition. Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense as of the acquisition date. The Company recognized $1.0 million of IPR&D expense for the year ended December 31, 2024. No IPR&D expense was recognized during the year ended December 31, 2023.

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

The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations and comprehensive loss.

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

Stock-Based Compensation

The Company applies ASC 718-10, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expenses for all stock-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values (see Note 11 – “Stock-Based Compensation”). Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as an expense in the financial statements over the respective vesting period on a straight-line basis.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. Since the Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (see Note 3 – “Business Combination and Recapitalization”), unvested restricted stock awards and restricted stock units. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares (as defined in Note 3)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At December 31, 2024 and 2023, the Company recorded a full valuation allowance on its deferred tax assets.

The Company follows the guidance in ASC Topic 740 10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense as applicable.

Deferred Offering and Merger Costs

Offering and merger costs, consisting of legal, accounting, printer and filing fees were deferred to be offset against proceeds received when the Business Combination was completed. As of December 31, 2023, there were no deferred transaction costs because upon the close of the Business Combination, they were recorded against net proceeds in additional paid-in capital. For further discussion on the Business Combination, see Note 3 – “Business Combination and Recapitalization.”

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the years ended December 31, 2024 and 2023, the Company made $380,000 and $346,000, respectively, in contributions under this safe harbor 401(k) Plan.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment. For further discussion on Segment Reporting, see Note 16 – “Segment Disclosures.”

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 requires companies to disclose all annual disclosures about segments in interim periods. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted

ASU 2023-07 effective for the fiscal year beginning January 1, 2024, and applied it retrospectively to all prior periods presented in these financial statements. See Note 16 – “Segment Disclosures.”

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

In connection with the Business Combination, HSAC2 Holdings, LLC (the “Sponsor”) agreed that 25% or 1,000,000 shares of its shares of Company Common Stock will be forfeited to the Company (the “Forfeitable Shares”) on the first business day following the fifth anniversary of the Closing unless, as to 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30-trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30-trading day period (the “Final Milestone Event”). Further, the Sponsor and HSAC2’s other initial shareholders prior to HSAC2’s initial public offering (the “HSAC2 IPO”) agreed to subject (i) the 4,000,000 shares of Company Common Stock issued to HSAC2’s initial shareholders prior to the HSAC2 IPO (the “Insider Shares”) and (ii) the 450,000 shares of Company Common Stock purchased in a private placement simultaneously with the HSAC2 IPO (the “Private Shares”) to a lock-up for up to 12 months following the Closing, and the Sponsor forfeited 50% of its 1,500,000 warrants in HSAC2 purchased upon consummation of the HSAC2 IPO (the “Private Warrants”), comprising 750,000 Private Warrants, for no consideration, immediately prior to the Closing (the “Sponsor Forfeiture”). Pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, HSAC2 issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra (the “Officer and Director Warrants”). The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing, in each case, subject to the holder’s continued employment or service with the Company or one of its subsidiaries through such date. As of December 31, 2024, 90,000 Officer and Director Warrants have been forfeited as a result of the departures of an executive officer and a director of the Company. On April 12, 2023, the Initial Milestone Event was achieved, and, as a result, 500,000 of the Forfeitable Shares are no longer subject to forfeiture.

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

Immediately prior to the closing of the Business Combination, each issued and outstanding share of Legacy Orchestra preferred stock (the “Legacy Orchestra Preferred Stock”) was canceled and converted into shares of Legacy Orchestra common stock (the “Legacy Orchestra Common Stock”) based on predetermined ratios (see Note 9 – “Common and Preferred Stock”).

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

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy Orchestra Common Stock (“Legacy Orchestra Options”) granted under the Orchestra BioMed, Inc. 2018 Stock Incentive Plan (“2018 Plan”) (see Note 11 – “Stock-Based Compensation”) converted into stock options to purchase shares of Company Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio (the “Exchanged Options”).

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

4. Terumo Agreement

In June 2019, Legacy Orchestra entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications. Under the Terumo Agreement, Legacy Orchestra received an upfront payment of $30 million and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing. The Company was initially eligible to receive up to $65 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of December 31, 2024, the target achievement dates for three $5 million milestone payments has already passed. In addition, due to delays in the Company’s Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, the Company has been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement, including additional financial commitments by Terumo to the Company and the Virtue SAB program. The parties are now in a mediation procedure pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution (“ICDR”). The mediation could assist in potentially resolving disagreements and facilitating the completion of negotiations. The Terumo Agreement provides that matters that are not resolved through mediation are to be resolved by binding arbitration conducted under the auspices of the ICDR in accordance with its International Arbitration Rules. If the mediation does not lead to an agreement or resolution, or, if applicable, the Company does not prevail in arbitration, or if the Terumo Agreement is terminated, the Company’s clinical study, product development, and commercialization plans for Virtue SAB may be further adversely impacted. However, any termination of the Terumo Agreement in the context of an arbitration or otherwise would allow the Company to pursue an alternative strategic collaboration or other transaction with a different partner.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of December 31, 2024 and 2023, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the years ended December 31, 2024 and 2023 (in thousands):

Deferred Revenue – January 1, 2023	$19,539
Revenue recognized	(2,106)
Deferred Revenue – December 31, 2023	$17,433
Revenue recognized	(2,005)
Deferred Revenue – December 31, 2024	$15,428

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of December 31, 2024. The Company expects to recognize approximately $4.4 million of its deferred revenue during the next twelve months and recognize the remaining approximately $11.0 million through the remainder of the performance period, which is currently estimated to be completed in 2029 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the years ended December 31, 2024 and 2023, the expenses incurred related to the Terumo Agreement were approximately $12.5 million and $15.4 million, respectively. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 5.0% as of

December 31, 2024, as compared to the estimates as of December 31, 2023, and increased by approximately 13.6% as of December 31, 2023, as compared to the estimates as of December 31, 2022. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a reduction of partnership revenues of $728,000 and $1.7 million for the years ended December 31, 2024 and 2023, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the years ended December 31, 2024 and 2023 was an increase of $0.02 and $0.05, respectively.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through December 31, 2024, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

5. Medtronic Agreement

In June 2022, Legacy Orchestra, BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company is sponsoring an ongoing multinational pivotal study to support regulatory approval of AVIM therapy in the Primary Field and be financially responsible for development, clinical and regulatory costs associated with this pivotal study. AVIM therapy has been integrated into the Medtronic top-of-the-line, commercially available dual-chamber pacemaker system specifically for use in the pivotal trial and will provide development, clinical and regulatory resources in support of the pivotal trial, for which the Company will reimburse Medtronic at cost.

Under the terms of the Medtronic Agreement, Medtronic will have exclusive rights to commercialize AVIM-enabled pacing systems globally following receipt of regulatory approval. Medtronic would be entirely responsible for global commercialization following receipt of regulatory approvals, including manufacturing, sales, marketing and distribution costs.

The Company is expected to receive between $500 and $1,600 per AVIM-enabled device sold based on a formula of the higher of (1) a fixed dollar amount per AVIM-enabled device (amount varies materially on a country-by-country basis) or (2) a percentage of the AVIM therapy-generated sales. Procedures using the AVIM-enabled pacemakers are expected to be billed under existing reimbursement codes.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the years ended December 31, 2024 and 2023, the Company incurred approximately $9.2 million and $4.2 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $5.1 million and $1.6 million, respectively, is included within accounts payable and accrued expenses in the Company’s December 31, 2024 and 2023 consolidated balance sheets.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through December 31, 2024, there have been no amounts recognized as revenue under the Medtronic Agreement.

6. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$12,248	$—	$—	$12,248
Corporate and government debt securities (included in Marketable securities)	—	44,551	—	44,551
Total assets	$12,248	$44,551	$—	$56,799

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$27,592	$—	$—	$27,592
Investment in Motus GI (see Note 7)	68	—	—	68
Corporate and Government debt securities (included in Marketable securities)	—	56,968	—	56,968
Total assets	$27,660	$56,968	$—	$84,628

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

7. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$43,724	$57	$(5)	$43,776
Government debt securities	775	—	—	775
Total	$44,499	$57	$(5)	$44,551

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$8,655	$—	$(8)	$8,647
Government debt securities	48,323	7	(9)	48,321
Total	$56,978	$7	$(17)	$56,968

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of December 31, 2024, $3.3 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketing securities had maturities of less than 12 months.

For the year ended December 31, 2024, the Company recognized realized gains of $11,000 on its marketable securities. For the year ended December 31, 2023, the Company recognized realized losses on its marketable securities of $102,000.

Strategic Investments

The Company’s long-term strategic investments as of December 31, 2024 represent investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the years ended December 31, 2024 or 2023 related to these investments.

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

The Company measured the fair value of its historic strategic investment in equity securities of Motus GI using the listed share price on the Nasdaq Capital Market on each valuation date until Motus GI announced its liquidation and dissolution during the second quarter of 2024. In the second quarter of 2024, the Company recorded the carrying value of the Motus GI investment to zero representing aggregate losses of $68,000 for the year ended December 31, 2024. There were no further adjustments to the Motus GI investment after the second quarter of 2024. During the year ended December 31, 2023, aggregate losses of $18,000 were recorded to adjust the Motus GI investment to $68,000 at December 31, 2023. The Motus GI investment is classified as strategic investments within current assets on the accompanying consolidated balance sheets.

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Equipment	$2,084	$1,777
Office furniture	444	343
Leasehold improvements	159	203
Property and equipment, gross	2,687	2,323
Less accumulated depreciation and amortization	(1,303)	(1,044)
Total Property and equipment, net	$1,384	$1,279

Depreciation and amortization expense was $308,000 and $287,000 for the years ended December 31, 2024 and 2023, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Accrued compensation	$2,612	$2,661
Clinical trial accruals	2,893	1,409
Other accrued expenses	579	1,079
Total Accrued expenses and other liabilities	$6,084	$5,149

9. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Company Common Stock.

As discussed in Note 3, the Company has retroactively adjusted the shares issued and outstanding prior to January 26, 2023 to give effect to the Exchange Ratio to determine the number of shares of Company Common Stock into which they were converted.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of December 31, 2024, no shares of preferred stock were outstanding.

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

On August 12, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which the Company may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Offering is being made pursuant to the Shelf Registration Statement, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024, a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024 filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024. As of December 31, 2024, no sales had been made under the Sales Agreement.

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

Hercules Warrants

On November 6, 2024, the Company issued equity-classified warrants (the “Hercules Warrants”) to purchase 52,264 shares of Company Common Stock at an exercise price of $5.74 per share to Hercules Capital IV, L.P. (“Hercules IV”) and Hercules SBIC V, L.P. (“Hercules V,” and collectively with Hercules IV, “Hercules”). The warrants were issued in connection with entering into a Loan and Security Agreement (the “2024 LSA”). As of November 6, 2024, the Company valued the Hercules Warrants using the Black-Scholes option-pricing model and determined the fair value at approximately $185,400. The key inputs to the valuation model included the annualized volatility of 87.7% and a risk-free rate of 4.22%.

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

As described in Note 3, the Sponsor and HSAC2’s other initial shareholders prior to the HSAC2 IPO agreed to subject (i) the 4,000,000 Insider Shares and (ii) the 450,000 Private Shares to a lock-up for up to 12 months following the Closing and the Sponsor forfeited 50% of its 1,500,000 Private Warrants, comprising 750,000 Private Warrants, for no consideration, immediately prior to the Closing. Pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, HSAC2 issued 750,000 Officer and Director Warrants to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing, in each case, subject to the holder’s continued employment or service with the Company or one of its subsidiaries through such date. As of December 31, 2024, 90,000 Officer and Director Warrants have been forfeited as a result of the departures of an executive officer and a director of the Company.

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

The Company’s warrant liability related to Legacy Orchestra warrant activity rollforward is as follows, with the warrants having been converted to reflect the effect of the Merger:

	Common
(in thousands, except share data)	Warrants	Amount
Balance December 31, 2022	1,327,074	$2,089
Warrants exercised prior to the Business Combination	(1,163)	(10)
Change in fair value of warrants as of January 26, 2023	—	294
Warrants reclassified to equity	(1,325,911)	(2,373)
Balance December 31, 2023	—	$—

Private Warrants, Avenue Warrants and Assumed Legacy Orchestra Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of December 31, 2024 and 2023:

	Number of Shares
	December 31,	December 31,	Exercise
	2024	2023	Price	Term
Equity-classified Warrants
Legacy Orchestra Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Hercules Warrants (Note 15)	52,264	—	$5.74	3.50
Avenue Warrants (Note 15)	27,707	27,707	$7.67	2.50
Private Warrants Held by Sponsor	750,000	750,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees (Note 11)	660,000	660,000	$11.50	4.32
Total Outstanding	1,997,812	1,945,548

11. Stock-Based Compensation

As of December 31, 2024, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

Orchestra BioMed, Inc. 2018 Stock Incentive Plan

Prior to the Merger, Legacy Orchestra maintained the 2018 Plan, under which Legacy Orchestra granted incentive stock options, non-qualified stock options and restricted stock awards to its employees and certain non-employees, including consultants, advisors and directors. The maximum aggregate shares of Legacy Orchestra Common Stock that was subject to awards and issuable under the 2018 Plan was 5.2 million shares prior to the Merger. Employees, consultants, and directors were eligible for awards granted under the 2018 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

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

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Effective Time, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of December 31, 2024, approximately 935,000 remaining shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Company Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Company Common Stock, and (iii) such number of shares of Company Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year.

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

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$1,835	$1,745
Selling, general and administrative	2,523	2,194
Total stock-based compensation	$4,358	$3,939

As of December 31, 2024, there was approximately $7.4 million of unrecognized stock-based compensation expense associated with the stock options noted above that are expected to be recognized over a weighted average period of 2.7 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$1,325	$547
Selling, general and administrative	3,873	2,156
Total stock-based compensation	$5,198	$2,703

As of December 31, 2024, there was approximately $ 9.3 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately  2.1 years.

As previously discussed in Note 3 and Note 10, pursuant to the terms of the Merger Agreement, immediately following the Sponsor Forfeiture and prior to the Closing, the Company issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Legacy Orchestra. The Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except that 50% of the Officer and Director Warrants will become exercisable 24 months after the Closing and the remaining 50% will become exercisable 36 months after the Closing. The estimated grant-date fair value of these warrant awards issued concurrent with the close of the Business Combination was calculated using the Black-Scholes option pricing model. Assumptions used were an expected term (in years) of 5.00, expected volatility of 50%, risk-free interest rate of 3.54%, expected dividend yield of 0%, and the fair value of Company Common Stock of $10.63. During the year ended December 31, 2023, 90,000 Officer and Director Warrants were forfeited resulting in 660,000 Officer and Director Warrants remaining outstanding. There were no forfeitures of Officer and Director Warrants during the year ended December 31, 2024.

Total stock-based compensation related to warrants was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$482	$448
Selling, general and administrative	577	535
Total stock-based compensation	$1,059	$983

As of December 31, 2024, there was approximately $1.1 million of unrecognized stock-based compensation expense associated with the warrants noted above that are expected to be recognized over a weighted average period of approximately 1.1 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2018 Plan and the 2023 Plan:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2024	4,438,868	$7.72	7.70	$8,186
Granted	1,453,535	5.57	—	—
Exercised	(56,859)	4.21	—	95
Forfeited/canceled	(138,699)	9.35	—	—
Outstanding December 31, 2024	5,696,845	$7.17	7.39	$3,000
Exercisable at December 31, 2024	3,487,762	$7.53	6.33	$2,833

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $3.79 and $4.04 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding January 1, 2024	1,701,208	$7.39
Granted	809,744	5.14
Vested	(416,368)	7.47
Outstanding December 31, 2024	2,094,584	$6.54

No performance-based restricted stock awards or units were granted in the year ended December 31, 2024. The fair value of restricted stock units vested during the year ended December 31, 2024 was $2.2 million.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.15	6.12
Expected volatility	73%	44% - 50%
Risk-free interest rate	4.30%	3.88%
Expected dividend yield	0%	0%
Fair value of Company Common Stock	$5.57	$8.18

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

Operating cash flow supplemental information for the year ended December 31, 2024:

Cash paid for amounts included in the present value of operating lease liabilities was $890,000 during the years ended December 31, 2024 compared to $898,000 during the year ended December 31, 2023.

As of December 31, 2024:
Weighted average remaining lease term – operating leases, in years	3.12
Weighted average discount rate – operating leases	9.92%

Operating Leases

Rent/lease expense for office and lab space was approximately $933,000 and $835,000 for the year ended December 31, 2024 and 2023, respectively. Variable lease costs were $163,000 and $12,000 for the years ended December 31, 2024 and 2023, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of December 31, 2024:

Operating
Leases
Year ending December 31:	(in thousands)
2025	$744
2026	880
2027	829
2028	159
2029	—
Thereafter	—
Total future minimum lease payments	$2,612
Imputed interest	(375)
Total liability	$2,237

13. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2024 and 2023.

The change in the valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $33.8 million and $13.7 million, respectively. Approximately $20.1 million of the increase relates to opening balance sheet adjustments related to the Company’s asset acquisition.

In general, the U.S. Federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2019 to present. However, if the Company claims net operating loss (“NOL”) carryforwards from years prior to 2018 against future taxable income, the tax returns pertaining to those losses may be examined by the taxing authorities. The Company’s foreign net operating loss carryovers statute of limitations is approximately 4 years.

The components of the deferred tax assets are as follows.

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carryovers – Federal	$37,381	$28,377
Net operating loss carryovers – State	7,500	5,833
Net operating loss carryovers – Foreign	20,087	—
Capital loss carryforward	2,890	—
Depreciation and amortization	180	—
Unrealized loss on equity securities	—	3,101
Research and development credits	6,428	5,065
Loss on impairment of strategic investments	1,098	1,213
Research and experimental costs	12,050	9,369
Other	2,142	2,469
Lease liability	597	459
Deferred revenue	4,118	4,748
Total deferred tax assets	94,471	60,634
Less: valuation allowance	(93,910)	(60,126)
Total deferred tax assets	561	508

Deferred tax liabilities
Right-of-use asset	(561)	(424)
Depreciation and amortization	—	(84)
Total deferred tax liabilities	(561)	(508)
Total net deferred tax asset	$—	$—

The reconciliation of the statutory federal income tax to the Company’s effective tax is as follows.

	December 31,
	2024	2023
Income tax benefit at federal statutory rate	21.0%	21.0%
State and local income tax (net of Federal benefit)	3.8%	5.2%
Permanent items	(0.2)%	(0.2)%
Research and development credits	2.8%	4.8%
Research and development, uncertain tax positions	(0.6)%	(0.9)%
Change in valuation allowance	(22.2)%	(27.8)%
Effect of rate changes	(0.8)%	0.2%
Sec 162(m)	(3.6)%	(2.3)%
Other	(0.2)%	—%
Effective tax rate	—%	—%

The Company had approximately $178.0 million and $148.0 million of gross NOL carryforwards (federal and state, respectively) and approximately $6.4 million of federal research and development tax credits, respectively, as of December 31, 2024, after applying Section 382 and Section 383 limitations. The federal net operating losses for years ending on or before December 31, 2017 start to expire from 2027 to 2037. The federal net operating losses generated after the year ended December 31, 2017 have an indefinite carryforward period, subject to 80% taxable income limitation on an annual basis. Certain state net operating losses start to expire in 2027, and certain states have an indefinite carryforward period. The federal research and development (“R&D”) tax credit starts to expire from 2028 to 2043. As of December 31, 2024, we had approximately $87.3 million of gross foreign NOLs. These losses can be carried forward indefinitely.

The federal and state NOL carryforwards and R&D tax credits are available to reduce future taxable income. However, Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards and R&D tax credits available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in the ownership interest of significant stockholders in excess of 50% over a three-year period, the amount of the NOL carryforwards and R&D tax credits that the Company may utilize in any one year may be limited. In 2019, the Company completed Section 382 and Section 383 studies. As a result of these studies, the federal net operating loss and federal R&D tax credit carryforwards were reduced to reflect the amounts that are estimated to not be limited under the provisions of Sections 382 and 383. In 2023, the Company performed an updated analysis of the impact of ownership changes on federal net operating loss carryforwards and R&D tax credits for Sections 382 and 383 and determined no adjustments were required to previously recorded limitation amounts.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and experimental expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize these expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based research and experimental activities must be amortized over five years and costs for foreign research and experimental activities must be amortized over 15 years—both using a midyear convention. During the years ended December 31, 2024 and 2023, the Company recorded a deferred tax asset of $12.1 million and $9.4 million, respectively, for such costs.

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, the Company has provided a 100% valuation allowance on its net deferred tax assets as of December 31, 2024 and 2023.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits.

	December 31,
(in thousands)	2024	2023
Unrecognized tax benefits
Unrecognized tax benefits at the beginning of the period	$1,217	$775
Additions due to current year activity	341	442
Unrecognized tax benefits at the end of the period	$1,558	$1,217

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $1.6 million and $1.2 million at December 31, 2024 and 2023, respectively. It is not anticipated that the balance of unrecognized tax benefits at December 31, 2024 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above are recorded on the balance sheet as a reduction to the related deferred tax asset in accordance with ASU 2013-11.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. No interest or penalties were recognized during 2024 or 2023.

14. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during 2024 and 2023:

Motus GI Investments

On September 12, 2023, Motus GI, a former related party, and the Company entered into an agreement to terminate the rights of previously held royalty certificates in exchange for 701,522 additional shares of Motus GI common stock resulting in a gain of $349,000 (see Note 7 – “Marketable Securities and Strategic Investments”). As of 2024, Motus GI is no longer a related party.

15. Debt Financing

2024 Loan and Security Agreement

On November 6, 2024 (the “LSA Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Borrower”) entered into 2024 LSA, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Lenders”), and Hercules Capital, Inc., as administrative agent and collateral agent for itself and the Lenders. The 2024 LSA provides a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, the Company may have access to a fourth tranche of $20.0 million subject to future approval.

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an initial two year interest-only period, followed by 24 monthly principal payments plus interest, although the interest-only period can be extended for six months under certain circumstances set forth in the 2024 LSA. At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the LSA Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the LSA Closing Date but on or prior to 24 months following the LSA Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the LSA Closing Date and prior to the maturity date. In addition, the Company will pay an end of term charge of 6.35% upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

In connection with the entry into the 2024 LSA, on the LSA Closing Date, the Company issued each of the Lenders a warrant to purchase Company Common Stock (each a “Hercules Warrant” and, collectively, the “Hercules Warrants”). Pursuant to the terms of the Hercules Warrants, each Lender may purchase that number of shares of Company Common Stock equal to (i)(x) 0.02, multiplied by (y) the aggregate principal amount of all Term Loan Advances (as defined in the 2024 LSA) made to the Company by the applicable Lender, divided by (ii) $5.74, which is the exercise price of the Hercules Warrants. Each Hercules Warrant is exercisable for seven years from the LSA Closing Date.

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

The Company must maintain Qualified Cash (as defined in the 2024 LSA) in an amount greater than or equal to (x) the outstanding principal amount of the Term Loan advances, multiplied by (y) (1) prior to December 1, 2025, 35% or (2) on and after December 1, 2025, (A) if the Performance Milestone Date (as defined in the 2024 LSA) has not occurred on or prior to December 1, 2025, 50% until the date on which the Performance Milestone Date has occurred and (B) on and after the Performance Milestone Date, 35% (the “Minimum Cash Covenant”). The Minimum Cash Covenant will be waived if the Company’s Market Capitalization (as defined in the 2024 LSA) exceeds $500.0 million.

 The following table shows the amount of principal payments due pursuant to the term loan by year:

Principal
Payments
Period ending December 31:	(in thousands)
2025	$—
2026	570
2027	7,187
2028	7,243
Total	$15,000

2022 Loan and Security Agreement

In June 2022, Legacy Orchestra entered into the 2022 Loan and Security Agreement. The terms of the 2022 Loan and Security Agreement included a term loan of up to $20 million available in two tranches with the first tranche of $10 million drawn at closing in June of 2022, and a second tranche of $10 million was available at closing of the Legacy Orchestra Series D-2 Preferred Stock financing which was not drawn. Additionally, the Company may have had access to a third tranche of $30 million subject to certain financing milestones. The term loan was scheduled to mature on June 1, 2026. In addition, the lender had the right, at its discretion, but not the obligation, to convert any portion of the outstanding principal amount of the loans up to $5 million into shares of Company Common Stock at a price per share equal to $12.00 (the “Conversion Option”), subject to adjustment; provided, however, the Conversion Option could not be exercised by lender during the six (6) month period after completion of the Business Combination.

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

Total interest expense recorded on these facilities during the year ended December 31, 2024 and December 31, 2023 was approximately $297,000 and $1.4 million, respectively.

16. Segment Disclosures

The Company has one reportable segment, which consists of the development of clinical and preclinical product candidates through risk-reward sharing partnerships with leading medical device companies. The Company’s CODM, its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purpose of assessing performance and allocating resources based on net loss that also is reported on the consolidated statement of operations as consolidated net loss. Net loss is used by the CODM to make key strategic and operational decisions. To date, the Company has not generated material revenues. However, the majority of that revenue is attributed to one of its two collaboration agreements to accelerate and commercialize high-impact technologies. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The majority of the Company's long-lived assets are held in the United States.

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Partnership revenue	$2,005	$2,106
Product revenue	633	654
Expenses:
Cost of product revenues	204	186
Non-clinical development costs	15,179	12,665
Clinical development costs	8,079	4,017
Personnel and consulting costs	22,604	20,768
Stock-based compensation	10,615	7,625
Depreciation expense	308	287
Other segment expenses(1)	10,029	10,181
Interest income, net	(3,356)	(3,849)
Net loss	$(61,024)	$(49,120)

1Other segment expenses primarily include general and administrative costs not presented in other line items.

17. Net Loss Per Share

Basic net loss per share of Company Common Stock is computed by dividing net loss by the weighted-average number of shares of Company Common Stock. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares – see Note 3 – “Business Combination and Recapitalization”) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture.

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

Diluted net loss per share of Company Common Stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, warrants, and Forfeitable Shares and Earnout Consideration, which would result in the issuance of incremental shares of Company Common Stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2024 and 2023, as their effect is anti-dilutive:

	Year Ended December 31,
	2024	2023
Stock options	5,696,845	4,438,868
Company common stock warrants	1,997,812	1,945,548
Unvested restricted stock equity awards	2,094,584	1,701,208
Forfeitable shares	500,000	500,000
Earnout consideration	4,000,000	4,000,000
Total	14,289,241	12,585,624

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2024, our internal controls over financial reporting were effective based upon those criteria.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

All other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Independent Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the Index to Financial Statements appearing on page 140 of Item 8 of this Annual Report on Form 10-K.

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

4.16

Form of Warrant Agreement, dated November 6, 2024, issued in connection with the Loan and Security Agreement, dated November 6, 2024, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., as administrative agent and collateral agent for itself and the lenders (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, filed with the SEC on November 12, 2024).

4.17+

Form of Common Stock Warrant, issued by Orchestra BioMed Holdings, Inc. in connection with the Restated and Amended Consulting Agreement, dated January 1, 2025, by and between the Company and John Columbia, Inc.

4.18+	Description of Securities of Orchestra BioMed Holdings, Inc.
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

10.10˄

Commercial Lease, by and between Caliber Therapeutics, Inc. and Union Square, L.P. for facilities at 150 and 140 Union Square Drive, New Hope, Pennsylvania, dated December 14, 2009 and amended June 22, 2010, February 1, 2011, September 18, 2012, January 15, 2015, January 20, 2017, August 8, 2017, January 29, 2019, August 30, 2019 and August 8, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).

10.11

Agreement of Lease, by and between Orchestra BioMed, Inc. and ESRT One Grand Central Place, L.L.C. for facilities at Room/Suite 2430, One Grand Central Place, 60 East 42nd Street, New York, New York, dated November 5, 2019 (incorporated by reference to Exhibit 10.24 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.12#

First Amendment of Lease dated as of November 22, 2022, by and between ESRT One Grand Central Place, L.L.C., and Orchestra BioMed, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

10.13+˄	Lease Agreement, dated as of September 9, 2024, by and between Victoriana Building, LLC and Orchestra BioMed, Inc.
10.14

License Agreement, by and between MOTUS GI Holdings, Inc. and Orchestra BioMed, Inc. for facilities at Suite 310, 1301 East Broward Boulevard, Fort Lauderdale, Florida, dated January 22, 2020 (incorporated by reference to Exhibit 10.26 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.15

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

10.17˄

Distribution Agreement, by and among Orchestra BioMed, Inc., Terumo Corporation and Terumo Medical Corporation, dated June 13, 2019 (incorporated by reference to Exhibit 10.29 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.18+˄	Letter Agreement to Distribution Agreement, by and among Orchestra Biomed, Inc., Terumo Corporation and Terumo Medical Corporation, dated June 13, 2019.
10.19+˄	Amendment to Distribution Agreement, by and among Orchestra Biomed, Inc., Terumo Corporation and Terumo Medical Corporation, dated June 30, 2020.
10.20

Loan and Security Agreement, by and among Orchestra BioMed, Inc., Avenue Venture Opportunities Fund II, L.P., and Avenue Venture Opportunities Fund II, L.P., dated June 3, 2022 (incorporated by reference to Exhibit 10.30 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.21#

Loan and Security Agreement, dated November 6, 2024, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., as administrative agent and collateral

Exhibit	Description

agent for itself and the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).
10.22*#

Employment Agreement, by and between Orchestra BioMed Holdings, Inc. and David P. Hochman, dated January 26, 2023 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.23*#

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

10.26

Amendment No. 1 to Forward Purchase Agreement dated as of October 21, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., and RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.1 to HSAC2’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.27

Backstop Agreement dated as of July 4, 2022, by and among Health Sciences Acquisitions Corporation 2, Orchestra BioMed, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited (incorporated by reference to Exhibit 10.3 to HSAC2’s Current Report on Form 8-K filed with the SEC on July 5, 2022).

10.28

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
10.30*

Bonus Letter Agreement, dated November 8, 2024, by and between the Company and Darren Sherman (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).

10.31	Orchestra BioMed Holdings, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
14.1	Orchestra BioMed Holdings, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
19.1

Amended and Restated Orchestra BioMed Holdings, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).

21.1+	List of Subsidiaries of Orchestra BioMed Holdings, Inc.
23.1+	Consent of Ernst & Young LLP, independent registered public accounting firm of Orchestra BioMed Holdings, Inc.
24.1+	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+†	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

32.2+†	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Orchestra BioMed Holdings, Inc. 2023 Executive Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Date: March 31, 2025	By:	/s/ David P. Hochman
		Name:	David P. Hochman
		Title:	Chief Executive Officer
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

Name	Title	Date

/s/ David P. Hochman	Chief Executive Officer, Chairperson and Director	March 31, 2025
David P. Hochman	(Principal Executive Officer)

/s/ Andrew L. Taylor	Chief Financial Officer	March 31, 2025
Andrew L. Taylor	(Principal Financial Officer)

/s/ Joshua Aiello	Corporate Controller	March 31, 2025
Joshua Aiello	(Principal Accounting Officer)

/s/ Jason Aryeh	Director	March 31, 2025
Jason Aryeh

/s/ Chris Cleary	Director	March 31, 2025
Chris Cleary

/s/ Pamela A. Connealy	Director	March 31, 2025
Pamela A. Connealy

/s/ Eric S. Fain, M.D.	Director	March 31, 2025
Eric S. Fain, M.D.

/s/ John Mack	Director	March 31, 2025
John Mack

/s/ David Pacitti	Director	March 31, 2025
David Pacitti

/s/ Darren R. Sherman	President, Chief Operating Officer and Director	March 31, 2025
Darren R. Sherman