Form 10-Q
period 2025-03-31
Orchestra BioMed Holdings, Inc.
filed 2025-05-12
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 38,312,512 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under our current debt financing arrangement;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities, including, among other things, the date by which we expect to complete enrollment of our BACKBEAT global pivotal study;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;

ii

●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;
●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our names recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the headings “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), and “Item 1A. Risk Factors” in Part II of this Quarterly Report, as well as elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,348	$22,261
Marketable securities	31,536	44,551
Accounts receivable, net	89	92
Inventory	135	173
Prepaid expenses and other current assets	1,795	2,094
Total current assets	51,903	69,171
Property and equipment, net	1,413	1,384
Right-of-use assets	1,956	2,103
Strategic investments, less current portion	2,495	2,495
Deposits and other assets	1,284	1,020
TOTAL ASSETS	$59,051	$76,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,563	$5,134
Accrued expenses and other liabilities	5,392	6,084
Operating lease liability, current portion	590	550
Deferred revenue, current portion	3,944	4,439
Total current liabilities	15,489	16,207
Deferred revenue, less current portion	10,752	10,989
Loan payable	14,338	14,292
Operating lease liability, less current portion	1,516	1,687
Other long-term liabilities	99	40
TOTAL LIABILITIES	42,194	43,215

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 38,312,512 and 38,194,442 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	4	4
Additional paid-in capital	345,449	342,780
Accumulated other comprehensive income	37	52
Accumulated deficit	(328,633)	(309,878)
TOTAL STOCKHOLDERS’ EQUITY	16,857	32,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,051	$76,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Partnership revenue	$732	$497
Product revenue	136	123
Total revenue	868	620
Expenses:
Cost of product revenues	44	34
Research and development	13,482	9,112
Selling, general and administrative	6,263	5,897
Total expenses	19,789	15,043
Loss from operations	(18,921)	(14,423)
Other income (expense):
Interest income, net	166	1,016
Loss on fair value of strategic investments	—	(45)
Other expense	—	(11)
Total other income	166	960
Net loss	$(18,755)	$(13,463)
Net loss per share
Basic and diluted	$(0.49)	$(0.38)
Weighted-average shares used in computing net loss per share, basic and diluted	38,235,409	35,777,877
Comprehensive loss
Net loss	$(18,755)	$(13,463)
Unrealized (loss) gain on marketable securities	(15)	2
Comprehensive loss	$(18,770)	$(13,461)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2025	38,194,442	$4	$342,780	$52	$(309,878)	$32,958
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,965	—	—	2,965
Restricted stock award vesting	95,958	—	(387)	—	—	(387)
Exercise of stock options	22,112	—	91	—	—	91
Net loss	—	—	—	—	(18,755)	(18,755)
Balance, March 31, 2025	38,312,512	$4	$345,449	$37	$(328,633)	$16,857

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2024	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
Unrealized gain on marketable securities	—	—	—	2	—	2
Stock-based compensation	—	—	2,588	—	—	2,588
Exercise of stock options	7,585	—	18	—	—	18
Net loss	—	—	—	—	(13,463)	(13,463)
Balance, March 31, 2024	35,784,997	$4	$319,509	$(8)	$(262,317)	$57,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,755)	$(13,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	74
Stock-based compensation	2,965	2,588
Loss on fair value of strategic investments	—	45
Accretion and interest related to marketable securities	(112)	(589)
Non-cash lease expense	147	54
Amortization of deferred financing fees	46	—
Other	—	11
Changes in operating assets and liabilities:
Accounts receivable	3	32
Inventory	38	31
Prepaid expenses and other assets	35	(60)
Accounts payable, accrued expenses and other liabilities	(202)	(1,277)
Operating lease liabilities – current and non-current	(132)	(63)
Deferred revenue	(732)	(497)
Net cash used in operating activities	(16,616)	(13,114)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(112)	(8)
Sales of marketable securities	16,013	29,605
Purchases of marketable securities	(2,902)	(23,736)
Net cash provided by investing activities	12,999	5,861
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	91	18
Restricted stock units withheld for tax	(387)	—
Net cash (used in) provided by financing activities	(296)	18
Net decrease in cash and cash equivalents	(3,913)	(7,235)
Cash and cash equivalents, beginning of the period	22,261	30,559
Cash and cash equivalents, end of the period	$18,348	$23,324

Supplemental Disclosures of Cash Flow Information
Cash paid during the three months ended March 31:
Interest	$358	$—
Supplemental disclosure of noncash activities
Non-cash investing activities:
Increase in accounts payable, accrued expenses and other liabilities related to fixed assets	$—	$107

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

Prior to January 26, 2023, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On January 26, 2023 (the “Closing”), the Company consummated the business combination contemplated by the Agreement and Plan of Merger, dated as of July 4, 2022 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated July 21, 2022, and Amendment No. 2 to Agreement and Plan of Merger, dated November 21, 2022, the “Merger Agreement”) by and among Health Sciences Acquisitions Corporation 2, a special purpose acquisition company incorporated as a Cayman Islands exempted company in 2020 (“HSAC2”), HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HSAC2 (“Merger Sub”), and Orchestra BioMed, Inc. (“Legacy Orchestra”). Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Legacy Orchestra, with Legacy Orchestra as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, the Company’s name was changed from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.” On January 27, 2023, our common stock (“Company Common Stock”) began trading on the Nasdaq Global Market under the symbol “OBIO.”

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

Caliber

Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product Virtue SAB in 2008. Virtue SAB is a patented drug/device combination product candidate for the treatment of artery disease that delivers a proprietary extended release formulation of sirolimus called SirolimusEFR to the vessel wall during balloon angioplasty without any coating on the balloon surface or the need for leaving a permanent implant such as a stent in the artery. In 2019, Legacy Orchestra entered into a distribution agreement with Terumo Corporation and Terumo Medical Corporation (collectively “Terumo”) for global development and commercialization of Virtue SAB (the “Terumo Agreement”) (See Note 3 – “Terumo Agreement”).

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product AVIM therapy that same year. AVIM therapy is a patented implantable cardiac stimulation-based treatment for HTN that is designed to immediately, substantially and persistently lower blood pressure while simultaneously modulating autonomic nervous system responses that normally drive and maintain blood pressure higher. Refer to Note 4 for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Legacy Orchestra, BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”).

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally-invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visual and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. Operating results and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 together with the related notes thereto.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of March 31, 2025, the Company had an accumulated deficit of $328.6 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and marketable securities as of March 31, 2025, management has concluded that sufficient capital may not be available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management will consider plans to raise capital through issuance of equity and/or debt securities and may enter into additional development and commercialization partnerships for existing or other Company research and development programs. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including, but not limited to, delaying or discontinuing certain research and development, clinical activities, and/or other Company operations. The source, timing and availability of any future financing will depend principally upon market conditions and the progress of the Company’s research and development programs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. There have been no adjustments made to these condensed consolidated financial statements as a result of these uncertainties.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, the fair value of stock-based compensation, research and development costs incurred, and the estimated costs to complete the combined performance obligation pursuant to the Terumo Agreement (See Note 3 – “Terumo Agreement” for additional information).

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

The Company’s strategic investments consist of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of March 31, 2025 and December 31, 2024, the carrying value of the investments in Vivasure was $2.5 million.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in marketable securities at fair value. See Note 5 – “Financial Instruments and Fair Value Measurements” for additional information regarding fair value measurements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of March 31, 2025 and December 31, 2024, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of March 31, 2025 and December 31, 2024, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the condensed consolidated statements of operations and comprehensive loss.

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

Partnership Revenues

To date, the Company’s partnership revenues have related to the Terumo Agreement as further described in Note 3. In future periods, partnership revenues may also include revenues related to the Medtronic Agreement as discussed in Note 4.

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

Stock-Based Compensation

The Company applies ASC 718-10, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expenses for all stock-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values (see Note 10 – “Stock-Based Compensation”). Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the vesting period). The cost of each award is recognized as an expense in the financial statements over the respective vesting period on a straight-line basis.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. Since the Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (see Note 15 – “Net Loss Per Share”), unvested restricted stock awards and restricted stock units. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares (as defined in Note 15)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At March 31, 2025 and December 31, 2024, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three months ended March 31, 2025 and 2024, the Company made $120,000 and $87,000, respectively, in contributions under this safe harbor 401(k) Plan.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment. For further discussion on Segment Reporting, see Note 14 - “Segment Disclosures.”

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its condensed consolidated financial statements.

3. Terumo Agreement

In June 2019, Legacy Orchestra entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications. Under the Terumo Agreement, Legacy Orchestra received an upfront payment of $30 million and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing. The Company was initially eligible to receive up to $65 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of March 31, 2025, the target achievement dates for three $5 million milestone payments has already passed. In addition, due to delays in the Company’s Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company is unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, the Company has been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement, including additional financial commitments by Terumo to the Company and the Virtue SAB program. The parties are now in a mediation procedure pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution (“ICDR”). The mediation could assist in potentially resolving disagreements and facilitating the completion of negotiations. The Terumo Agreement provides that matters that are not resolved through mediation are to be resolved by binding arbitration conducted under the auspices of the ICDR in accordance with its International Arbitration Rules. If the mediation does not lead to a timely agreement or resolution, or, if applicable, the Company does not prevail in arbitration, or if the Terumo Agreement is terminated, the Company’s clinical study, product development, and commercialization plans for Virtue SAB may be further adversely impacted. However, any termination of the Terumo Agreement in the context of mediation, an arbitration or otherwise would allow the Company to pursue an alternative strategic collaboration or other transaction with a different partner.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of March 31, 2025 and December 31, 2024, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the three months ended March 31, 2025 and 2024 (in thousands):

Deferred Revenue – December 31, 2024	$15,428
Revenue recognized	(732)
Deferred Revenue – March 31, 2025	$14,696

Deferred Revenue – December 31, 2023	$17,433
Revenue recognized	(497)
Deferred Revenue – March 31, 2024	$16,936

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of March 31, 2025. The Company expects to recognize approximately $3.9 million of its deferred revenue during the next twelve months and recognize the remaining approximately $10.8 million through the remainder of the performance period, which is currently estimated to be completed in 2029 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended March 31, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $3.5 million and $2.9 million, respectively. The estimated total costs associated with the Terumo Agreement through completion as of March 31, 2025 were approximately similar, as compared to the estimates as of December 31, 2024, and increased by approximately 1.2% as of March 31, 2024, as compared to the estimates as of December 31, 2023. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a decrease of partnership revenues of $6,000 and $153,000 for the three months ended March 31, 2025 and 2024, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share, basic and diluted, for the three months ended March 31, 2025 and 2024 was de minimis.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through March 31, 2025, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

4. Medtronic Agreement

In June 2022, Legacy Orchestra, BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company is sponsoring an ongoing multinational pivotal study, to support regulatory approval of AVIM therapy in the Primary Field and be financially responsible for development, clinical and regulatory costs associated with this pivotal study. AVIM therapy has been integrated into the Medtronic top-of-the-line, commercially available dual-chamber pacemaker system specifically for use in the pivotal trial and will provide development, clinical and regulatory resources in support of the pivotal trial, for which the Company will reimburse Medtronic at cost.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three months ended March 31, 2025 and 2024, the Company incurred approximately $3.4 million and $1.2 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $3.4 million is included within accounts payable and accrued expenses in the Company’s March 31, 2025 condensed consolidated balance sheets.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through March 31, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

5. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$8,656	$—	$—	$8,656
Corporate and government debt securities (included in Marketable securities)	—	31,536	—	31,536
Total assets	$8,656	$31,536	$—	$40,192

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$12,248	$—	$—	$12,248
Corporate and government debt securities (included in Marketable securities)	—	44,551	—	44,551
Total assets	$12,248	$44,551	$—	$56,799

The Level 2 assets consist of government and corporate debt securities which are valued using market observable inputs, including the current interest rate and other characteristics for similar types of investments, whose fair value may not represent actual transactions of identical securities. There were no transfers between Levels 1, 2 or 3 for the periods presented.

6. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$30,717	$37	$(1)	$30,753
Government debt securities	782	1	—	783
Total	$31,499	$38	$(1)	$31,536

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$43,724	$57	$(5)	$43,776
Government debt securities	775	—	—	775
Total	$44,499	$57	$(5)	$44,551

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of March 31, 2025, $1.9 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three months ended March 31, 2025 and 2024, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company’s long-term strategic investments as of March 31, 2025 represent investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the three months ended March 31, 2025 and 2024 related to these investments.

7. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Equipment	$2,197	$2,084
Office furniture	443	444
Leasehold improvements	159	159
Property and equipment, gross	2,799	2,687
Less accumulated depreciation and amortization	(1,386)	(1,303)
Total Property and equipment, net	$1,413	$1,384

Depreciation and amortization expense was $83,000 and $74,000 for the three months ended March 31, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Clinical trial accruals	$3,299	$2,893
Accrued compensation	993	2,612
Other accrued expenses	1,100	579
Total Accrued expenses and other liabilities	$5,392	$6,084

8. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Company Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2025, no shares of preferred stock were outstanding.

At-the-Market Offering and Shelf Registration Statement

On May 15, 2024, the Company entered into an Open Market Sale AgreementSM (the “Prior Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time through Jefferies, up to $100 million of shares of Company Common Stock (the “Prior ATM Shares”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

On August 12, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which the Company may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Offering is being made pursuant to the Shelf Registration Statement, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024, a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024 filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024. As of March 31, 2025, no sales had been made under the Sales Agreement.

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

9. Warrants

The Company evaluates its outstanding warrants to determine if the instruments qualify for equity or liability classification.

Non-employee Warrants

On February 28, 2025, the Company issued equity-classified warrants to purchase 60,000 shares of Company Common Stock at an exercise price of $4.69 per share to non-employee consultants. The warrants were issued as consideration for entering into an agreement for future services. As of February 28, 2025, the Company valued the non-employee warrants using the Black-Scholes option-pricing model and determined the fair value at $187,000. The key inputs to the valuation model included the annualized volatility of 110.1% and a risk-free rate of 3.99%.

Summarized Outstanding Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of March 31, 2025 and December 31, 2024:

	Number of Shares
	March 31,	December 31,	Exercise
	2025	2024	Price	Term
Equity-classified Warrants
Legacy Orchestra Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Hercules Warrants (Note 13)	52,264	52,264	$5.74	3.50
Avenue Warrants	27,707	27,707	$7.67	2.50
Non-employee Warrants	60,000	—	$4.69	3.12
Private Warrants Held by Sponsor*	750,000	750,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees	660,000	660,000	$11.50	4.32
Total Outstanding	2,057,812	1,997,812

*Sponsor is defined as HSAC2 Holdings, LLC

10. Stock-Based Compensation

As of March 31, 2025, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Closing, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of March 31, 2025, approximately 2.8 million shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Company Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Company Common Stock, and (iii) such number of shares of Company Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year. Employees, consultants, and directors are eligible for awards granted under the 2023 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$607	$509
Selling, general and administrative	639	481
Total stock-based compensation	$1,246	$990

As of March 31, 2025, there was approximately $6.6 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.7 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$465	$347
Selling, general and administrative	950	987
Total stock-based compensation	$1,415	$1,334

As of March 31, 2025, there was approximately $7.9 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 1.9 years.

As previously discussed in Note 9, on February 28, 2025, the Company issued equity-classified warrants to purchase 60,000 shares of Company Common Stock at an exercise price of $4.69 per share to non-employee consultants. The warrants were issued as consideration for entering into an agreement for future services. At the grant date, 6,000 became exercisable while the remaining will vest ratably over eight months. Assumptions used were an expected term (in years) of 3.12, expected volatility of 110%, risk-free interest rate of 3.99%, expected dividend yield of 0%, and the fair value of Company Common Stock of $3.12.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$120	$120
Selling, general and administrative	184	144
Total stock-based compensation	$304	$264

As of March 31, 2025, there was approximately $1.0 million of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately 0.8 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2023 Plan:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at January 1, 2025	5,696,845	$7.17	7.39	$3,000
Granted	124,242	5.34	—	—
Exercised	(28,251)	4.41	—	33,011
Forfeited/canceled	(56,502)	7.95	—	—
Outstanding March 31, 2025	5,736,334	$7.13	7.24	$45,961
Exercisable at March 31, 2025	3,651,465	$7.59	6.26	$42,472

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $3.76 and $3.97 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2025	2,094,584	$6.54
Granted	10,155	5.58
Vested	(178,286)	7.40
Outstanding March 31, 2025	1,926,453	$6.46

No performance-based restricted stock awards or units were granted during the three months ended March 31, 2025. The fair value of restricted stock units vested during the three months ended March 31, 2025 was $1.3 million.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.89	5.89
Expected volatility	79%	71%
Risk-free interest rate	4.40%	4.17%
Expected dividend yield	0%	0%
Fair value of Company Common Stock	$3.76	$6.06

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

11. Leases

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

In September 2024, the Company entered into a new lease for 6,496 square feet of office space in Fort Lauderdale, Florida. The agreement will expire in December 2027. The monthly fees commenced in November 2024, the commencement date of the agreement, and will be between $16,000 and $17,000 for the period from commencement through expiration.

Operating cash flow supplemental information for the three months ended March 31, 2025:

Cash paid for amounts included in the present value of operating lease liabilities was $244,000 during the three months ended March 31, 2025 compared to $228,000 during the three months ended March 31, 2024.

As of March 31, 2025:
Weighted average remaining lease term – operating leases, in years	2.88
Weighted average discount rate – operating leases	9.92%

Operating Leases

Rent/lease expense for office and lab space was approximately $259,000 and $219,000 for the three months ended March 31, 2025 and 2024, respectively. Variable lease costs were $31,000 and $62,000 for the three months ended March 31, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of March 31, 2025:

Operating
Leases
Year ending December 31:	(in thousands)
2025 (remaining nine months)	$558
2026	881
2027	829
2028	159
2029	—
Thereafter	—
Total future minimum lease payments	$2,427
Imputed interest	(321)
Total liability	$2,106

12. Related Party Transactions

Other than transactions and balances related to cash and stock-based compensation to officers and directors, the Company had no transactions or balances with current related parties during the year ended December 31, 2024 and the three months ended March 31, 2025.

13. Debt Financing

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

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an initial two year interest-only period, followed by 24 monthly principal payments plus interest, although the interest-only period can be extended for six months under certain circumstances set forth in the 2024 LSA. At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the LSA Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the LSA Closing Date but on or prior to 24 months following the LSA Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the LSA Closing Date and prior to the maturity date. In addition, the Company will pay an end of term charge of 6.35% of the principal amount of the Term Loans upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

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

 The following table shows the amount of principal payments due pursuant to the Term Loans by year:

Principal
Payments
Year ending December 31:	(in thousands)
2025 (remaining nine months)	$—
2026	570
2027	7,187
2028	7,243
Total	$15,000

Total interest expense recorded on this facility during the three months ended March 31, 2025 was approximately $462,000. There was no interest expense recorded during the three months ended March 31, 2024.

14. Segment Disclosures

The Company has one reportable segment, which consists of the development of clinical and preclinical product candidates through risk-reward sharing partnerships with leading medical device companies. The Company’s CODM, its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purpose of assessing performance and allocating resources based on net loss that also is reported on the condensed consolidated statement of operations and comprehensive loss as consolidated net loss. Net loss is used by the CODM to make key strategic and operational decisions. To date, the Company has not generated material revenues. However, the majority of that revenue is attributed to one of its two collaboration agreements to accelerate and commercialize high-impact technologies. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The majority of the Company's long-lived assets are held in the United States.

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the three months ended March 31, 2025, and 2024:

	2025	2024
(in thousands)
Partnership revenue	$732	$497
Product revenue	136	123
Expenses:
Cost of product revenues	44	34
Non-clinical development costs	4,465	1,907
Clinical development costs	2,942	2,435
Personnel and consulting costs	6,664	5,494
Stock-based compensation	2,965	2,588
Depreciation expense	83	74
Other segment expenses(1)	2,626	2,567
Interest income, net	(166)	(1,016)
Net Loss	$(18,755)	$(13,463)

1Other segment expenses primarily include general and administrative costs not presented in other line items.

15. Net Loss Per Share

Basic net loss per share of Company Common Stock is computed by dividing net loss by the weighted-average number of shares of Company Common Stock. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In connection with the Business Combination, HSAC2 Holdings, LLC (the “Sponsor”) agreed that 25% or 1,000,000 of the shares of Company Common Stock held by the Sponsor will be forfeited to the Company on the first business day following the fifth anniversary of the Closing unless, as to 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30-trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30-trading day period (the “Final Milestone Event”).

In connection with the Business Combination, existing Legacy Orchestra stockholders had the opportunity to elect to participate in an earnout (the “Earnout”) pursuant to which such each electing stockholder (each, an “Earnout Participant”) may receive a portion of additional contingent consideration of up to 8,000,000 shares of Company Common Stock (the “Earnout Consideration”). Each Earnout Participant agreed to extend their applicable lock-up period from 6 months to 12 months after the Closing, pursuant to an Earnout Election Agreement and such Earnout Participants will collectively be entitled to receive: (i) 4,000,000 shares of the Earnout Consideration, in the event that, from the time beginning immediately after the Closing until the fifth anniversary of the Closing (the “Earnout Period”), the Initial Milestone Event occurs; and (ii) an additional 4,000,000 shares of the Earnout Consideration, in the event that, during the Earnout Period, the Final Milestone Event occurs. Approximately 91% of Legacy Orchestra stockholders elected to participate in the Earnout. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding). Additionally, 500,000 of the Forfeitable Shares are no longer subject to forfeiture as a result of the Initial Milestone Event.

Diluted net loss per share of Company Common Stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Legacy Orchestra Warrants and Private Warrants, and Forfeitable Shares and Earnout Consideration, which would result in the issuance of incremental shares of Company Common Stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2025 and March 31, 2024, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	5,736,334	4,489,752
Company common stock warrants	2,057,812	1,945,548
Unvested restricted stock equity awards	1,926,453	1,698,108
Forfeitable shares	500,000	500,000
Earnout consideration	4,000,000	4,000,000
Total	14,220,599	12,633,408

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

The following discussion should be read together with “Special Note Regarding Forward-Looking Statements” and the Company’s unaudited condensed consolidated financial statements, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”), and the Company’s audited consolidated financial statements, together with the related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

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

Our flagship product candidates are atrioventricular interval modulation (“AVIM”) therapy (formerly referred to as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic, Inc. for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We are conducting a double-blind, randomized study (“BACKBEAT”) that is expected to enroll a total of 500 patients that have previously been implanted with a Medtronic dual-chamber pacemaker. We currently estimate completion of enrollment of the BACKBEAT study in the first half of 2026; however, there is no assurance that our current operating plan will be achieved. We have a strategic collaboration with Terumo Medical Corporation (“Terumo”) for the development and commercialization of Virtue SAB for the treatment of coronary and peripheral artery disease. We recently received FDA approval for an amended FDA investigational device exemption (“IDE”) to conduct a U.S. pivotal study in coronary ISR randomizing Virtue SAB vs. Boston Scientific Corporation’s

AGENT™ drug coated balloon (“DCB”) and are currently targeting initiation of enrollment of this study in the second half of 2025.

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from our distribution agreement with Terumo (the “Terumo Agreement”), borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). Through March 31, 2025, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million from the Terumo Agreement. We have incurred net losses each year since inception. Our net losses were $18.8 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively. We expect to continue to incur significant losses for the foreseeable future. As of March 31, 2025, we had an accumulated deficit of $328.6 million.

As discussed further below under the heading “Liquidity and Capital Resources— Funding Requirements,” in this Item 2, because our cash, cash equivalents and short-term investments as of March 31, 2025 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties. See “Basis of Presentation and Liquidity,” in Note 1 to our Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Legacy Orchestra, our wholly owned subsidiary, was incorporated in Delaware in 2017 and completed a recapitalization and mergers with Caliber Therapeutics, Inc., a Delaware corporation that has, among other things, the rights to the Virtue SAB product candidate and BackBeat Medical, Inc., a Delaware Corporation that has, among other things, the rights to the AVIM therapy product candidate, in 2018. Legacy Orchestra completed the conversions of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC, a Delaware limited liability company, and BackBeat Medical, Inc. to BackBeat Medical, LLC, a Delaware limited liability company, in 2019.

Recent Developments

On April 22, 2025, we announced that we have received an FDA Breakthrough Device Designation for an implantable system to deliver AVIM therapy using conduction system pacing to reduce blood pressure in patients with preserved left ventricular systolic function (ejection fraction >50%) and uncontrolled hypertension with increased ten-year atherosclerotic cardiovascular disease risk (>20%), despite the use of anti-hypertensive medications or in patients who may have intolerance to anti-hypertensive medications to treat hypertension in patients indicated for a pacemaker. The FDA Breakthrough Devices Program, is designed to expedite the development and provide priority review of innovative medical technologies that have the potential to significantly improve outcomes for patients with serious or life-threatening conditions. To be eligible for this designation, a device must demonstrate the potential to provide more effective treatment or diagnosis of a life-threatening or irreversibly debilitating condition. In addition, the device must meet at least one of the following criteria: it must represent breakthrough technology, have no approved or cleared alternatives, offer significant advantages over existing options, or be determined by the FDA to be in the best interest of patients.

On April 29, 2025, we announced that we have received FDA approval for an IDE amendment to initiate an updated design of our planned clinical trial (the “Virtue Trial”) for our Virtue SAB product candidate for the treatment of Coronary In-Stent Restenosis (“ISR”). The Virtue Trial will compare Virtue SAB to Boston Scientific Corporation’s AGENT™ DCB, currently the only DCB FDA-approved for a coronary indication. We plan to use data from the Virtue Trial to support regulatory approval of Virtue SAB for the treatment of ISR in the United States. The Virtue Trial is designed to randomize 740 patients across up to 75 centers in the United States. With the amended IDE approved by the FDA, we are currently targeting initiation of the Virtue Trial during the second half of 2025.

Registration Statement

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of Company Common Stock in connection with the Business Combination. Pursuant to the Amended and Restated Registration Rights Agreement we entered into in connection with the closing of the Business Combination and certain warrant agreements, we filed a registration statement (the “Registration Statement”), which was declared effective on May 9, 2024, that registers, among other things, the resale of an aggregate of 18,586,201 shares of Company Common Stock, which constitutes approximately 49% of the outstanding Company Common Stock as of May 8, 2025. Additionally, some of the shares of the Company Common Stock being registered for resale were originally purchased by selling stockholders pursuant to investments in Legacy Orchestra or HSAC2 at prices considerably below the current market price of the Company Common Stock. These selling stockholders may realize a positive rate of return on the sale of their shares of Company Common Stock covered by the Registration Statement and therefore will have an incentive to sell their shares. Public shareholders may not experience a similar rate of return on shares of Company Common Stock they purchased. This discrepancy in purchase prices may have an impact on the market perception of the Company Common Stock’s value and could increase the volatility of the market price of the Company Common Stock or result in a significant decline in the public trading price of the Company Common Stock. The registration of these shares of Company Common Stock for resale creates the possibility of a significant increase in the supply of the Company Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of the Company Common Stock.

Components of Our Results of Operations

Partnership Revenue

To date, our partnership revenues have related to the Terumo Agreement described below. In future periods, partnership revenues may also include revenues related to the Exclusive License and Collaboration Agreement, dated as of September 30, 2022, by and among, Legacy Orchestra, BackBeat Medical, LLC and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”), discussed in Note 4 to the Consolidated Financial Statements.

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

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 - 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of the date of this Quarterly Report on Form 10-Q, the target achievement dates for three $5 million milestone payments have already passed, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, that caused us to amend our original project plan, we are unlikely to be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, we have been negotiating with Terumo for mutually agreeable adjustments to the Terumo Agreement with the purpose of restructuring milestone payments as well as making other potential material modifications to that agreement, including additional financial commitments by Terumo to us and the Virtue SAB program. The parties are now in a mediation procedure pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution (“ICDR”). The mediation could assist in potentially resolving disagreements and facilitating the completion of negotiations. The Terumo Agreement provides that matters that are not resolved through mediation are to be resolved by binding arbitration conducted under the auspices of the ICDR in accordance with its International Arbitration Rules. If the mediation does not lead to a timely agreement or resolution, or, if applicable, we do not prevail in arbitration, or if the Terumo Agreement is terminated, our clinical study, product development, and commercialization plans for Virtue SAB may be further adversely impacted. However, any termination of the Terumo Agreement in the context of an arbitration or otherwise would allow us to pursue an alternative strategic collaboration or other transaction with a different partner.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary ISR indication, for which we are primarily responsible. We have recognized $15.3 million in cumulative partnership revenues from 2019 through March 31, 2025. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through March 31, 2025.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through March 31, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other selling, general and administrative expenses include professional services fees, including legal, audit, investor/public relations, and insurance costs, outside consultants costs, employee recruiting and training costs, and non-income taxes. Moreover, we incur and expect to continue to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and U.S. Securities and Exchange Commission (“SEC”) compliance, and investor relations expenses. We expect quarterly selling, general and administrative expenses to continue to increase as we conduct additional clinical trials and expand our operations as a public company.

Interest Income, Net

Interest income reflects the income generated from marketable securities during the year. Interest expense is attributable to loan interest.

On November 6, 2024 (the “LSA Closing Date”), we and certain of our subsidiaries entered into a Loan and Security Agreement (the “2024 LSA”), with Hercules Capital IV, L.P. (“Hercules IV”), Hercules SBIC V, L.P. (“Hercules V”), and Hercules Capital, Inc., as administrative agent and collateral agent (collectively with Hercules IV and Hercules V, “Hercules”). The 2024 LSA provides a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, we may have access to a fourth tranche of $20.0 million subject to future approval. The Term Loan has a maturity date of November 6, 2028 and accrues interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. Refer to Note 13 – “Debt Financing” to our Consolidated Financial Statements.

Loss on Fair Value of Strategic Investments

The loss on fair value of strategic investments represents a change in the preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party, and fair value of our investment in common stock holdings of a previously publicly-held company. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The common stock held represented equity securities with a readily determinable fair value and were required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table presents our statement of operations data for the three months ended March 31, 2025 and 2024, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended March 31,
	2025	2024	Change $	Change %
Revenue:
Partnership revenue	$732	$497	$235	47%
Product revenue	136	123	13	11%
Total revenue	868	620	248	40%
Expenses:
Cost of product revenues	44	34	10	29%
Research and development	13,482	9,112	4,370	48%
Selling, general and administrative	6,263	5,897	366	6%
Total expenses	19,789	15,043	4,746	32%
Loss from operations	(18,921)	(14,423)	(4,498)	(31)%
Other income (expense):
Interest income, net	166	1,016	(850)	(84)%
Loss on fair value of strategic investments	—	(45)	45	100%
Other expense	—	(11)	11	100%
Total other income	166	960	(794)	(83)%
Net loss	$(18,755)	$(13,463)	$(5,292)	(39)%

*Note: NM denotes that the computed amount is not meaningful.

Partnership Revenue

Partnership revenue increased by $235,000, or approximately 47%, to $732,000 in the three months ended March 31, 2025 from $497,000 for the three months ended March 31, 2024. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the three months ended March 31, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $3.5 million and $2.9 million, respectively. The estimated total costs associated with the Terumo Agreement through completion as of March 31, 2025 were approximately similar as compared to the estimates as of December 31, 2024, and increased by approximately 1.2% as of March 31, 2024, as compared to the estimates as of December 31, 2023.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue increased by $13,000, or approximately 11%, to $136,000 in the three months ended March 31, 2025 from $123,000 for the three months ended March 31, 2024.

Product revenue consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The increase in product revenue was due to an increase in the purchase volume of FreeHold Trio intracorporeal organ retractors. There were no changes to the per unit sale price between the periods presented.

Cost of Product Revenue

Cost of product revenue increased by $10,000, or approximately 29%, to $44,000 in the three months ended March 31, 2025 from $34,000 for the three months ended March 31, 2024. The increase was primarily due to higher production costs per unit of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Personnel and consulting costs	$6,002	$4,706
Non-clinical development costs	4,538	1,971
Clinical development costs	2,942	2,435
Total research and development expenses	$13,482	$9,112

Research and development expenses increased by $4.4 million, or approximately 48%, to $13.5 million for the three months ended March 31, 2025 from $9.1 million for the three months ended March 31, 2024. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT (BradycArdia paCemaKer with AVIM for Blood prEssure treAtmenT) global pivotal study (“BACKBEAT study”) and to advance Virtue SAB into a planned pivotal study. The increase included an increase of $2.6 million in non-clinical development costs associated with research and development program costs, supplies, and testing, an increase in personnel-related expenses of $1.1 million due to increased headcount and associated expenses, an increase of $507,000 in clinical development costs, and an increase in stock-based compensation of $215,000.

The total research and development expenses summarized above include $3.5 million for the three months ended March 31, 2025 and $2.8 million for the three months ended March 31, 2024 related to the Terumo Agreement. The increase of approximately $700,000 is due to increased expense activity related to the Terumo Agreement during the three months ended March 31, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $366,000, or approximately 6%, to $6.3 million for the three months ended March 31, 2025, from $5.9 million of expense for the three months ended March 31, 2024. The increase primarily resulted from an increase in stock-based compensation of $162,000, and an increase of $169,000 of marketing, investor relations and public relations expenses incurred in connection with the overall growth of the business and operating as a public company.

Interest Income, Net

Interest income, net, decreased by $850,000, or approximately 84%, to $166,000 of income for the three months ended March 31, 2025, from $1.0 million of income for the three months ended March 31, 2024. The net interest income in the 2025 period consisted primarily of interest earned from marketable securities partially offset by monthly interest expense resulting from the 2024 LSA. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities.

Loss on Fair Value of Strategic Investments

No gain or loss on fair value of strategic investments was recognized for the three months ended March 31, 2025. The loss of $45,000 for the three months ended March 31, 2024 related to the change in fair value in our common stock holdings of a previously publicly-held company.

Liquidity and Capital Resources

Overview

From inception through March 31, 2025, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $18.8 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $328.6 million. We have funded our operations primarily through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. Through March 31, 2025, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million under the Terumo Agreement. We had $18.4 million in cash and cash equivalents at March 31, 2025, which consisted primarily of bank deposits and money market funds. We also had $31.5 million of short-term marketable securities at March 31, 2025, which consisted primarily of our investments in corporate debt securities.

Sales Agreement

On August 12, 2024, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which we may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933 (the “Securities Act”). As of March 31, 2025, all of the $100 million of Company Common Stock are available for sale under the Sales Agreement. In connection with the entry into the Sales Agreement, on August 12, 2024, we terminated (the “Termination”) a similar agreement (the “Prior Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of Company Common Stock having an aggregate offering price of up to $100 million, in accordance with its terms and with the mutual agreement of Jefferies. The purpose of the Termination was to eliminate restrictions under certain SEC rules relating to the publication or dissemination of new research reports on the Company’s business by Jefferies in light of its role as sales agent under the Prior Agreement. Prior to the Termination, we sold $15.5 million of shares of Company Common Stock under the Prior Agreement. We cannot make any further sales of the Company Common Stock pursuant to the Prior Agreement.

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

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an initial two-year interest-only period, followed by 24 monthly principal payments plus interest, although the interest-only period can be extended by six months under certain circumstances set forth in the 2024 LSA. At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the LSA Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the LSA Closing Date but on or prior to 24 months following the LSA Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the LSA Closing Date and prior to the maturity date. In addition, the Company will pay an end of term charge of 6.35% of the principal amount of the Term Loans upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

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

Funding Requirements

We continue to prioritize our spending on our AVIM therapy program and the execution of our BACKBEAT study. We currently expect operating expenses to increase to support clinical study costs as well as additional research and development expenses in support of future potential regulatory approval and commercialization of AVIM-enabled Medtronic pacemakers. This year, we expect spending related to our Virtue SAB program will be primarily focused on initiating enrollment of our planned Virtue Trial (also known as the Virtue ISR-US pivotal study).  As previously disclosed, we recently received FDA approval for an IDE amendment to initiate our planned clinical trial for the treatment of coronary ISR comparing Virtue SAB to Boston Scientific Corporation’s AGENT™ DCB.

The amount and timing of our future funding requirements are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under a restructured Terumo Agreement, the Medtronic Agreement and/or future collaborations, and the realization of cash from the acquisition of Vivasure by Haemonetics. We may also need to seek additional sources of liquidity to meet our funding requirements, including the issuance of new equity, additional drawdowns under the 2024 LSA to the extent we meet the financing and performance requirements to be eligible for such drawdowns, drawdowns on new loan facilities that we may enter into, and/or other financing structures such as the partial monetization of future revenues.

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

At March 31, 2025, we had $49.9 million of liquidity which included $18.4 million in cash and cash equivalents, consisting primarily of bank deposits and money market funds, and $31.5 million of short-term marketable securities, consisting primarily of our investments in corporate debt securities. Because our cash, cash equivalents and short-term investments as of March 31, 2025 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt about our ability to continue as a going concern. The Consolidated Financial Statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties. See “Basis of Presentation and Liquidity,” in Note 1 to our Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(16,616)	$(13,114)
Net cash provided by investing activities	12,999	5,861
Net cash (used in) provided by financing activities	(296)	18
Net decrease in cash and cash equivalents	$(3,913)	$(7,235)

Comparison of the Three Months Ended March 31, 2025 and 2024

Net Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $16.6 million and primarily consisted of our net loss of $18.8 million and changes in net operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $3.1 million. Our non-cash charges primarily consisted of stock-based compensation of $3.0 million, partially offset by $112,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $732,000, a decrease in accounts payable, accrued expenses and other liabilities of $202,000, and a decrease in operating lease liabilities of $132,000.

Net cash used in operating activities for the three months ended March 31, 2024 was $13.1 million and primarily consisted of our net loss of $13.5 million, and changes in net operating assets and liabilities of $1.8 million, partially offset by non-cash charges of $2.2 million. Our non-cash charges primarily consisted of stock-based compensation of $2.6 million, partially offset by $589,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.3 million, an increase in prepaid expenses and other assets of $60,000, and a decrease in deferred revenue of $497,000.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $13.0 million, which primarily consisted of the sale of $16.0 million of marketable securities, partially offset by the purchase of $2.9 million of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2024 was $5.9 million, which primarily consisted of the sale of $29.6 million of marketable securities, partially offset by the purchase of $23.7 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $296,000 for the three months ended March 31, 2025 was primarily due to $387,000 used to settle taxes associated with restricted stock vesting, partially offset by proceeds of $91,000 related to the exercise of stock options.

Net cash provided by financing activities of $18,000 for the three months ended March 31, 2024 was primarily attributable to exercises of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2025 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,427	$769	$1,618	$40	$—
Debt, principal and interest(1)	19,919	1,445	11,989	6,485	—
Total	$22,346	$2,214	$13,607	$6,525	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules. The 2024 LSA will mature in November 2028. Refer to Note 13 to the Consolidated Financial Statements for additional information.

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

Partnership Revenues

To date, our partnership revenues have related to the Terumo Agreement described below. In future periods, partnership revenues may also include revenues related to the Medtronic Agreement, discussed in Note 4 to the Consolidated Financial Statements.

Legacy Orchestra entered into the Terumo Agreement as further described in Note 3 to the Consolidated Financial Statements. We assessed whether the Terumo Agreement fell within the scope of ASC 808 based on whether the arrangement involved joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. We determined that the Terumo Agreement did not fall within the scope of ASC 808. We then analyzed the arrangement pursuant to the provisions of ASC 606 and determined that the arrangement represents a contract with a customer and is therefore within the scope of ASC 606.

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

In the three months ended March 31, 2025, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $6,000, which resulted in negligible effect on net loss per share, basic and diluted. In the three months ended March 31, 2024, the impact of the changes in estimates resulted in a reduction of partnership revenues of $153,000, which resulted in a de minimis effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through March 31, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

During the three months ended March 31, 2025 and 2024, stock-based compensation was $3.0 million and $2.6 million, respectively. As of March 31, 2025, we had approximately $15.5 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.2 years.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in the 2024 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A in the 2024 10-K.

Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners, including China, where we have engaged a vendor. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Filed herewith.

*

Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: May 12, 2025	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)