Form 10-Q
period 2025-06-30
Orchestra BioMed Holdings, Inc.
filed 2025-08-12
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 53,955,085 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under our current debt financing arrangement;
●	our receipt of committed capital, including the payment of the Second Installment under the Revenue Purchase and Sale Agreement (each as defined herein) and the timing of the funding of the Medtronic Loan Agreement (as defined herein);
●	the date of completion of the formal mediation with Terumo (as defined herein);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities, including, among other things, the date by which we expect to complete enrollment of our BACKBEAT global pivotal study;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;

ii

●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;
●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our names recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,749	$22,261
Marketable securities	15,175	44,551
Accounts receivable, net	83	92
Inventory	185	173
Prepaid expenses and other current assets	1,690	2,094
Total current assets	35,882	69,171
Property and equipment, net	1,366	1,384
Right-of-use assets	1,806	2,103
Strategic investments	2,495	2,495
Deposits and other assets	1,276	1,020
TOTAL ASSETS	$42,825	$76,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,308	$5,134
Accrued expenses and other liabilities	6,650	6,084
Operating lease liability, current portion	642	550
Deferred revenue, current portion	4,461	4,439
Total current liabilities	17,061	16,207
Deferred revenue, less current portion	9,568	10,989
Loan payable	14,384	14,292
Operating lease liability, less current portion	1,328	1,687
Other long-term liabilities	189	40
TOTAL LIABILITIES	42,530	43,215

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 38,643,553 and 38,194,442 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	4	4
Additional paid-in capital	348,271	342,780
Accumulated other comprehensive income	16	52
Accumulated deficit	(347,996)	(309,878)
TOTAL STOCKHOLDERS’ EQUITY	295	32,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,825	$76,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Partnership revenue	$667	$628	$1,399	$1,125
Product revenue	169	150	305	273
Total revenue	836	778	1,704	1,398
Expenses:
Cost of product revenues	46	44	90	78
Research and development	13,853	11,126	27,335	20,238
Selling, general and administrative	6,264	6,467	12,527	12,364
Total expenses	20,163	17,637	39,952	32,680
Loss from operations	(19,327)	(16,859)	(38,248)	(31,282)
Other (expense) income:
Interest (expense) income, net	(36)	902	130	1,918
Loss on fair value of strategic investments	—	(23)	—	(68)
Other expense	—	—	—	(11)
Total other (expense) income	(36)	879	130	1,839
Net loss	$(19,363)	$(15,980)	$(38,118)	$(29,443)
Net loss per share
Basic and diluted	$(0.50)	$(0.45)	$(0.99)	$(0.82)
Weighted-average shares used in computing net loss per share, basic and diluted	38,392,716	35,800,273	38,314,936	35,789,137
Comprehensive loss
Net loss	$(19,363)	$(15,980)	$(38,118)	$(29,443)
Unrealized loss on marketable securities	(21)	(15)	(36)	(13)
Comprehensive loss	$(19,384)	$(15,995)	$(38,154)	$(29,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2025	38,194,442	$4	$342,780	$52	$(309,878)	$32,958
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,965	—	—	2,965
Restricted stock unit vesting	95,958	—	(387)	—	—	(387)
Exercise of stock options	22,112	—	91	—	—	91
Net loss	—	—	—	—	(18,755)	(18,755)
Balance, March 31, 2025	38,312,512	$4	$345,449	$37	$(328,633)	$16,857
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	3,250	—	—	3,250
Restricted stock unit vesting	331,041	—	(428)	—	—	(428)
Net loss	—	—	—	—	(19,363)	(19,363)
Balance, June 30, 2025	38,643,553	$4	$348,271	$16	$(347,996)	$295

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2024	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
Unrealized gain on marketable securities	—	—	—	2	—	2
Stock-based compensation	—	—	2,588	—	—	2,588
Exercise of stock options	7,585	—	18	—	—	18
Net loss	—	—	—	—	(13,463)	(13,463)
Balance, March 31, 2024	35,784,997	$4	$319,509	$(8)	$(262,317)	$57,188
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,761	—	—	2,761
Restricted stock unit vesting	2,000	—	—	—	—	—
Exercise of stock options	37,574	—	171	—	—	171
Net loss	—	—	—	—	(15,980)	(15,980)
Balance, June 30, 2024	35,824,571	$4	$322,441	$(23)	$(278,297)	$44,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,118)	$(29,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	148
Stock-based compensation	6,215	5,349
Loss on fair value of strategic investments	—	68
Accretion and interest related to marketable securities	(161)	(914)
Non-cash lease expense	297	224
Amortization of deferred financing fees	92	—
Other	—	11
Changes in operating assets and liabilities:
Accounts receivable	9	19
Inventory	(11)	76
Prepaid expenses and other assets	148	53
Accounts payable, accrued expenses and other liabilities	888	2,449
Operating lease liabilities – current and non-current	(267)	(235)
Deferred revenue	(1,399)	(1,125)
Net cash used in operating activities	(32,143)	(23,320)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146)	(115)
Sales of marketable securities	32,403	58,788
Purchases of marketable securities	(2,902)	(42,388)
Net cash provided by investing activities	29,355	16,285
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	91	189
Restricted stock units withheld for tax	(815)	—
Net cash (used in) provided by financing activities	(724)	189
Net decrease in cash and cash equivalents	(3,512)	(6,846)
Cash and cash equivalents, beginning of the period	22,261	30,559
Cash and cash equivalents, end of the period	$18,749	$23,713

Supplemental Disclosures of Cash Flow Information
Cash paid during the six months ended June 30:
Interest	$722	$—
Supplemental disclosure of noncash activities
Non-cash investing activities:
Increase in accounts payable, accrued expenses and other liabilities related to fixed assets	$23	$—

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

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visual and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. Operating results and cash flows for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 together with the related notes thereto.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of June 30, 2025, the Company had an accumulated deficit of $348.0 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of June 30, 2025, and subsequent proceeds received (see Note 16 – “Subsequent Events”), management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital through the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions and on the progress of the Company’s research and development programs.

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

The Company’s strategic investments consist of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of June 30, 2025 and December 31, 2024, the carrying value of the investments in Vivasure was $2.5 million.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of June 30, 2025 and December 31, 2024, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of June 30, 2025 and December 31, 2024, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Product Revenues

Product revenues related primarily to sales of FreeHold’s intracorporeal organ retractors are recognized at a point-in-time upon the shipment of the product to the customer, and there are no significant estimates or judgments related to estimating the transaction price. The product revenues consist of a single performance obligation, and the payment terms are typically 30 days. Product revenues are recognized solely in the United States.

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

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At June 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and six months ended June 30, 2025, the Company made $119,000 and $239,000, respectively, in contributions under this safe harbor 401(k) Plan. During the three and six months ended June 30, 2024, the Company made $135,000 and $222,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

3. Terumo Agreement

In June 2019, Legacy Orchestra entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications. Under the Terumo Agreement, Legacy Orchestra received an upfront payment of $30 million and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of the Legacy Orchestra Series B-1 financing and $2.5 million was invested in June 2022 as part of the Legacy Orchestra Series D-2 financing. The Company was initially eligible to receive up to $65 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of June 30, 2025, the target achievement dates for three $5 million milestone payments have already passed. In addition, due to delays in the Company’s Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, the Company will not be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, the Company is in a mediation procedure with Terumo pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution (“ICDR”). The mediation is intended to assist in potentially resolving disagreements and facilitating the completion of negotiations related to restructuring, replacing or terminating the Terumo Agreement. The Terumo Agreement provides that matters that are not resolved through mediation are to be resolved by binding arbitration conducted under the auspices of the ICDR in accordance with its International Arbitration Rules. If the mediation does not lead to a timely agreement or resolution, or, if applicable, the Company does not prevail in arbitration, or if the Terumo Agreement is terminated, the Company’s commercialization plans for Virtue SAB may be adversely impacted. However, any termination of the Terumo Agreement in the context of mediation, an arbitration or otherwise would allow the Company to pursue an alternative strategic collaboration or other transaction with a different partner. The Company currently expects the formal mediation to be completed by the end of the third quarter of 2025. Regardless of the mediation process with Terumo, the Company intends to initiate enrollment of the Virtue SAB trial, its pivotal study of Virtue SAB for coronary in-stent restenosis in the United States during the second half of 2025, as well as to continue other product development efforts related to Virtue SAB.

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

In 2019, Legacy Orchestra received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Legacy Orchestra’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of June 30, 2025 and December 31, 2024, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control. The Company plans to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. In addition, the arrangement also includes sales-based royalties on product sales by Terumo subsequent to commercialization ranging from 10 - 15%, none of which have been recognized to date.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the six months ended June 30, 2025 and 2024 (in thousands):

Deferred Revenue – December 31, 2024	$15,428
Revenue recognized	(1,399)
Deferred Revenue – June 30, 2025	$14,029

Deferred Revenue – December 31, 2023	$17,433
Revenue recognized	(1,125)
Deferred Revenue – June 30, 2024	$16,308

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of June 30, 2025. The Company expects to recognize approximately $4.5 million of its deferred revenue during the next twelve months and recognize the remaining approximately $9.5 million through the remainder of the performance period, which is currently estimated to be completed in 2029 and may be impacted by the actual clinical and regulatory timelines of the program.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended June 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $3.3 million and $4.0 million, respectively. For the six months ended June 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $6.8 million and $6.9 million, respectively. The estimated total costs associated with the Terumo Agreement through completion were similar as of June 30, 2025, as compared to the estimates as of December 31, 2024, and increased by approximately 2.8% as of June 30, 2024, as compared to the estimates as of December 31, 2023. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in a reduction of partnership revenues of $21,000 and $220,000 for the three months ended June 30, 2025 and 2024, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of the changes in estimates resulted in a reduction of partnership revenues of $27,000 and $382,000 for the six months ended June 30, 2025 and 2024, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three and six months ended June 30, 2025 were de minimis. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three and six months ended June 30, 2024 was an increase of $0.01.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through June 30, 2025, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and six months ended June 30, 2025, the Company incurred approximately $4.0 million and $7.4 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $6.2 million is included within accounts payable and accrued expenses in the Company’s June 30, 2025 condensed consolidated balance sheet. During the three and six months ended June 30, 2024, the Company incurred approximately $1.9 million and $3.1 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement.

Concurrently with the close of the Medtronic Agreement, Legacy Orchestra also received a $40 million investment from Medtronic in connection with Legacy Orchestra’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through June 30, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

On July 31, 2025, the Company, BackBeat and Medtronic entered into an amendment to the Medtronic Agreement, which became effective on August 4, 2025 (see Note 16 – “Subsequent Events”).

5. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$9,147	$—	$—	$9,147
Corporate and government debt securities (included in Marketable securities)	—	15,175	—	15,175
Total assets	$9,147	$15,175	$—	$24,322

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in cash and cash equivalents)	$12,248	$—	$—	$12,248
Corporate and government debt securities (included in Marketable securities)	—	44,551	—	44,551
Total assets	$12,248	$44,551	$—	$56,799

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

6. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$14,369	$17	$(1)	$14,385
Government debt securities	790	—	—	790
Total	$15,159	$17	$(1)	$15,175

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$43,724	$57	$(5)	$43,776
Government debt securities	775	—	—	775
Total	$44,499	$57	$(5)	$44,551

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of June 30, 2025, $1.3 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three and six months ended June 30, 2025 and 2024, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company’s long-term strategic investments as of June 30, 2025 represent investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the six months ended June 30, 2025 and 2024 related to these investments.

7. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Equipment	$2,231	$2,084
Office furniture	443	444
Leasehold improvements	159	159
Property and equipment, gross	2,833	2,687
Less accumulated depreciation and amortization	(1,467)	(1,303)
Total Property and equipment, net	$1,366	$1,384

Depreciation and amortization expense was $81,000 and $74,000 for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense was $164,000 and $148,000 for the six months ended June 30, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Clinical trial accruals	$3,796	$2,893
Accrued compensation	1,975	2,612
Other accrued expenses	879	579
Total Accrued expenses and other liabilities	$6,650	$6,084

8. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Company Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2025, no shares of preferred stock were outstanding.

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

On August 12, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which the Company may offer and sell, from time to time through TD Cowen, up to $100 million of shares of Company Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Offering is being made pursuant to the Shelf Registration Statement, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024, a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024 filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024. As of June 30, 2025, no sales had been made under the Sales Agreement.

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

Summarized Outstanding Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of June 30, 2025 and December 31, 2024:

	Number of Shares
	June 30,	December 31,	Exercise
	2025	2024	Price	Term
Equity-classified Warrants
Legacy Orchestra Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Hercules Warrants (Note 13)	52,264	52,264	$5.74	3.50
Avenue Warrants	27,707	27,707	$7.67	2.50
Non-employee Warrants	60,000	—	$4.69	3.12
Private Warrants Held by Sponsor*	750,000	750,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees	660,000	660,000	$11.50	4.32
Total Outstanding	2,057,812	1,997,812

*Sponsor is defined as HSAC2 Holdings, LLC

10. Stock-Based Compensation

As of June 30, 2025, the only equity compensation plan from which the Company may issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Closing, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of June 30, 2025, approximately 1.0 million shares of Company Common Stock are authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Company Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Company Common Stock, and (iii) such number of shares of Company Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year. Employees, consultants, and directors are eligible for awards granted under the 2023 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$666	$308	$1,273	$817
Selling, general and administrative	692	710	1,331	1,191
Total stock-based compensation	$1,358	$1,018	$2,604	$2,008

As of June 30, 2025, there was approximately $7.8 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.8 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$528	$392	$993	$739
Selling, general and administrative	1,036	1,086	1,986	2,073
Total stock-based compensation	$1,564	$1,478	$2,979	$2,812

As of June 30, 2025, there was approximately $8.3 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.0 years.

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

Total stock-based compensation related to warrants was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$121	$121	$241	$241
Selling, general and administrative	207	144	391	288
Total stock-based compensation	$328	$265	$632	$529

As of June 30, 2025, there was approximately $687,000 of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately 0.6 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2023 Plan:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at January 1, 2025	5,696,845	$7.17	7.39	$3,000
Granted	1,438,524	3.06	—	—
Exercised	(28,251)	4.41	—	33,011
Forfeited/canceled	(143,353)	6.69	—	—
Outstanding June 30, 2025	6,963,765	$6.34	7.56	$1,770
Exercisable at June 30, 2025	4,072,270	$7.54	6.36	$—

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $2.18 and $3.56 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2025	2,094,584	$6.54
Granted	682,365	2.85
Vested	(625,414)	6.95
Outstanding June 30, 2025	2,151,535	$5.26

No performance-based restricted stock awards or units were granted during the six months ended June 30, 2025. The fair value of restricted stock units vested during the three and six months ended June 30, 2025 was $1.4 million and $2.2 million, respectively.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term (in years)	6.08	6.15
Expected volatility	80%	71%
Risk-free interest rate	3.92%	4.44%
Expected dividend yield	0%	0%
Fair value of common stock	3.06	5.29

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

Expected Dividend Yield — The expected dividend yield is zero as neither the Company nor Legacy Orchestra has paid, and the Company does not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.

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

Operating cash flow supplemental information for the six months ended June 30, 2025:

Cash paid for amounts included in the present value of operating lease liabilities was $503,000 during the six months ended June 30, 2025 compared to $454,000 during the six months ended June 30, 2024.

As of June 30, 2025:
Weighted average remaining lease term – operating leases, in years	2.63
Weighted average discount rate – operating leases	9.92%

Operating Leases

Rent/lease expense for office and lab space was approximately $274,000 and $224,000 for the three months ended June 30, 2025 and 2024, respectively. Rent/lease expense for office and lab space was approximately $533,000 and $443,000 for the six months ended June 30, 2025 and 2024, respectively. Variable lease costs were $19,000 and $38,000 for the three months ended June 30, 2025 and 2024, respectively. Variable lease costs were $50,000 and $100,000 for the six months ended June 30, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of June 30, 2025:

Operating
Leases
Year ending December 31:	(in thousands)
2025 (remaining six months)	$373
2026	880
2027	829
2028	159
2029	—
Thereafter	—
Total future minimum lease payments	$2,241
Imputed interest	(271)
Total liability	$1,970

12. Related Party Transactions

Other than transactions and balances related to cash and stock-based compensation to officers and directors, the Company had no transactions or balances with current related parties during the year ended December 31, 2024 and the six months ended June 30, 2025.

13. Debt Financing

2024 Loan and Security Agreement

On November 6, 2024 (the “LSA Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024 (as amended, the “2024 LSA”). The 2024 LSA provided a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second and third tranche of up to an aggregate of $15.0 million were available upon achievement of certain performance and financing milestones. Additionally, the Company had access to a fourth tranche of $20.0 million subject to future approval. On July 31, 2025, the Borrower, the Hercules Lenders and Hercules entered into that certain second amendment (the “LSA Amendment”) to the 2024 LSA, which became effective on August 4, 2025 (see Note 16 – “Subsequent Events”).

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

In connection with the entry into the 2024 LSA, on the LSA Closing Date, the Company issued each of the Hercules Lenders a warrant to purchase Company Common Stock (each a “Hercules Warrant” and, collectively, the “Hercules Warrants”). Pursuant to the terms of the Hercules Warrants, each Hercules Lender could purchase that number of shares of Company Common Stock equal to (i)(x) 0.02, multiplied by (y) the aggregate principal amount of all Term Loan Advances (as defined in the 2024 LSA) made to the Company by the applicable Lender, divided by (ii) $5.74, which was the exercise price of the Hercules Warrants. Each Hercules Warrant is exercisable for seven years from the LSA Closing Date. In connection with the LSA Amendment, on July 31, 2025, the Company entered into amendments to the Hercules Warrants (see Note 16 – “Subsequent Events”).

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

 The following table shows the amount of principal payments due pursuant to the Term Loans by year:

Principal
Payments
Year ending December 31:	(in thousands)
2025 (remaining six months)	$—
2026	570
2027	7,187
2028	7,243
Total	$15,000

Total interest expense recorded on this facility during the three and six months ended June 30, 2025 was approximately $466,000 and $928,000, respectively. There was no interest expense recorded during the six months ended June 30, 2024.

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

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Partnership revenue	$667	$628	$1,399	$1,125
Product revenue	169	150	305	273
Expenses:
Cost of product revenues	46	44	90	78
Non-clinical development costs	4,607	4,648	9,072	7,947
Clinical development costs	2,633	1,504	5,575	2,547
Personnel and consulting costs	7,002	5,913	13,666	11,407
Stock-based compensation	3,250	2,761	6,215	5,349
Depreciation expense	81	74	164	148
Other segment expenses(1)	2,544	2,716	5,170	5,283
Interest income (expense), net	36	(902)	(130)	(1,918)
Net Loss	$(19,363)	$(15,980)	$(38,118)	$(29,443)

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2025 and June 30, 2024, as their effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Stock options	6,963,765	5,164,962
Company common stock warrants	2,057,812	1,945,548
Unvested restricted stock equity awards	2,151,535	2,475,786
Forfeitable shares	500,000	500,000
Earnout consideration	4,000,000	4,000,000
Total	15,673,112	14,086,296

16. Subsequent Events

Ligand Pharmaceuticals Incorporated Revenue Participation Right Purchase and Sale Agreement and Purchase of Shares

On July 31, 2025, the Company entered into a revenue participation right purchase and sale agreement (the “Revenue Purchase and Sale Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Revenue Purchase and Sale Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired from the Company the right to receive tiered revenue payments (the “Revenue Interest”) with respect to revenue (including certain licensing revenue) received by the Company in a calendar year in connection with worldwide net product sales, or other product revenue received by, by the Company and its licensees

(“Annual Net Sales”) of (a) AVIM therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment.

Subject to the Performance Ratchet (as defined below), Revenue Interest rates are based on the Annual Net Sales of the Products. The Applicable Purchaser Revenue Interest Rate is 17.0% for Annual Net Sales less than or equal to $100 million, in any field. The Applicable Purchaser Revenue Interest Rate is 4.0% for Annual Net Sales of greater than or equal to $100 million, only in the fields described above.

Pursuant to the Revenue Purchase and Sale Agreement, the Investment Amount shall be paid in two tranches: (i) $20.0 million was paid on August 4, 2025 (the “Ligand Closing”) and (ii) $15.0 million is payable on May 1, 2026 (the “Second Installment”), provided certain conditions have been met. In accordance with the terms of the Revenue Purchase and Sale Agreement, the Applicable Purchaser Revenue Interest Rates set forth above will incrementally increase from 17.0% and 4.0% up to 20.0% and 7.0%, respectively, if the Company does not achieve certain enrollment milestones relating to the BACKBEAT clinical study through January 1, 2027 (the “Performance Ratchet”).

The Revenue Interest in respect of Annual Net Sales of the Products will end on the date in which no Product is being developed or commercialized by or on behalf of the Company, any of its affiliates, or any of its or their licensees or distributors and Ligand has received the last Revenue Interest payment payable under the terms of the Revenue Purchase and Sale Agreement. The obligations arising under the Revenue Purchase and Sale Agreement are secured by security interests in, and pledges over, the Revenue Interest, the Revenue Participation Right (as defined in the Revenue Purchase and Sale Agreement) and the Company’s interests in the Products and associated intellectual property rights, subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications, and the security interests in the Products and associated intellectual property rights of the Company are subordinate in right of payment to the prior payment in full of the outstanding indebtedness under the 2024 LSA. The Revenue Purchase and Sale Agreement contains customary representations, warranties and indemnities of the Company and Ligand, and customary covenants on the part of the Company. The Ligand Closing occurred on August 4, 2025.

In connection with the sale of the Revenue Interest, and pursuant to the terms of the Revenue Purchase and Sale Agreement, on August 4, 2025, the Company issued to Ligand a warrant (the “Ligand Warrant”) to purchase up to 2,000,000 shares of the Company Common Stock (and, such shares underlying the Ligand Warrant, the “Ligand Warrant Shares”), at an exercise price equal to $3.67 per share. The exercise price of the Ligand Warrant and the number of Ligand Warrant Shares issuable upon exercise of the Ligand Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. Pursuant to the terms of the Ligand Warrant, the Ligand Warrant Shares shall vest and become exercisable as follows: (i) 1,142,857 of the Ligand Warrant Shares (the “First Tranche”) vested upon issuance; however, the Ligand Warrant may not be exercised for six months after the issuance of the Ligand Warrant and (ii) 857,143 of the Ligand Warrant Shares will vest on the date of payment of the Second Installment. In the event that the Second Installment is not paid, the Ligand Warrant shall only be exercisable with respect to the First Tranche. The Ligand Warrant is exercisable for ten years from the date of issuance.

Concurrent with the execution of the Revenue Purchase and Sale Agreement, Ligand also agreed to purchase $5.0 million of shares of Company Common Stock (the “Ligand Private Placement Shares”) pursuant to a stock purchase agreement, dated as of July 31, 2025, between the Company and Ligand (the “Ligand Stock Purchase Agreement”), at a purchase price per share equal to the public offering price per share in the Company’s next public offering of its equity securities. Pursuant to the Ligand Stock Purchase Agreement, Ligand purchased 1,818,181 shares of Company Common Stock at a purchase price of $2.75 per share on August 4, 2025 in connection with the closing of the Public Offering (as defined below).

Purchase of Shares by Medtronic and Loan Agreement with Medtronic

On July 31, 2025, the Company and its wholly-owned subsidiaries, Legacy Orchestra and BackBeat, entered into a Loan Agreement (the “Medtronic Loan Agreement”) with Medtronic, pursuant to which Medtronic agreed to extend a convertible loan to the Company in the aggregate original principal amount of $20.0 million (the “Medtronic Loan”). The Medtronic Loan is evidenced by a secured subordinated convertible promissory note (the “Medtronic Note”) of the

Company. The issuance of the Medtronic Note to Medtronic and the funding of the Medtronic Loan will take place on April 27, 2026 subject to certain closing conditions as described in the Medtronic Loan Agreement.

The Medtronic Note will accrue simple interest at a rate of 11% per annum. The Medtronic Note does not allow for prepayment without the prior consent of Medtronic. Unless earlier converted, or redeemed, the Medtronic Note will mature on April 27, 2031 (the “Repayment Date”). In addition, the payment or other satisfaction of the obligations set forth in the Medtronic Loan Agreement are subordinate in right of payment to the prior payment in full of the senior obligations. The obligations arising under the Medtronic Loan Agreement and the Medtronic Note are secured by security interests in, and pledges over, the Company’s assets, subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications.

The principal balance of the Medtronic Note, together with all accrued and unpaid interest thereon (collectively, the “Balance”) will automatically convert into a revenue share (the “Revenue Share Credit”), if FDA approval of a Medtronic device incorporating AVIM is achieved prior to the Repayment Date. Upon conversion of the then outstanding Balance the Company shall pay to Medtronic the Revenue Share Credit, which shall equal 15% of the revenue share amounts that the Company receives under the Medtronic Agreement, until such time as the total Revenue Share Credit payments equal $40.0 million.

The Medtronic Loan Agreement contains customary representations, warranties and affirmative and negative covenants. In addition, the Medtronic Loan Agreement contains customary events of default that entitle Medtronic to cause the Company’s indebtedness under the Note to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Loan. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 2.0% per annum may apply to all obligations owed under the Loan Agreement.

In addition, in connection with the closing of the Public Offering on August 4, 2025, Medtronic, through its affiliate Covidien Group S.à.r.l. (“Covidien”), purchased 4,077,427 shares of Company Common Stock (together with the Ligand Private Placement Shares, the “Private Placement Shares”) pursuant to a stock purchase agreement, dated as of July 31, 2025 and amended on August 1, 2025, between the Company and Covidien (as amended, the “Medtronic Stock Purchase Agreement” and, together with the Ligand Stock Purchase Agreement, the “Stock Purchase Agreements”), at a purchase price of $2.75 per share. In addition, pursuant to the terms and subject to the conditions of the Medtronic Stock Purchase Agreement, if the underwriters in the Public Offering (as defined below) exercise their option to purchase an additional 2,182,500 shares of Company Common Stock, Medtronic will be obligated to purchase an additional 132,282 shares of Company Common Stock at a purchase price of $2.75 per share.

Amendment of Exclusive License and Collaboration Agreement

On July 31, 2025, the Company, BackBeat and Medtronic entered into an amendment to the Medtronic Agreement, which became effective on August 4, 2025 (the “Medtronic Agreement Amendment”), to provide, among other things, a development and commercialization framework for future AVIM-therapy integration into a dual-chamber leadless pacemaker. Pursuant to the Medtronic Agreement Amendment, the Company will, among other things, be required to reimburse Medtronic for certain expenses incurred in connection with the integration of AVIM-therapy into Medtronic’s dual-chamber leadless pacemaker, up to a specified cap.

Amendments to Hercules Loan and Security Agreement and Warrant Agreements

On July 31, 2025, the Borrower, the Hercules Lenders and Hercules entered into the LSA Amendment to the 2024 LSA, which, among other things, amended the existing 2024 LSA to (i) delay the initial date upon which the Company has to begin amortizing term loans under the 2024 LSA from (a) December 1, 2026 (with amortization payments delayed to as late December 1, 2027 if certain conditions were met) to (b) July 1, 2027 (with amortization payments delayed to as late as January 1, 2028 if certain conditions are met); and (ii) increase by $15.0 million (from $20.0 million to $35.0 million) the amount that that may be borrowed by the Company in the discretion of the lender’s investment committee’s and (iii) eliminate the Company’s ability to draw up to $15.0 million if certain milestones are achieved. The LSA Amendment became effective on August 4, 2025.

Under the 2024 LSA as amended by the LSA Amendment (the “Amended 2024 LSA”), beginning on December 1, 2025, the Borrower must maintain Qualified Cash (as defined in the Amended 2024 LSA) in an amount greater than or equal to (x) the outstanding principal amount of the Term Loan Advances, multiplied by (y) the applicable Cash Coverage Percentage (as defined in the Amended 2024 LSA), which percentage ranges from a minimum of 60% to a maximum of 100% of Term Loan Advances, depending upon the amount of Qualified Cash.

 In addition, on July 31, 2025, the Company entered into amendments to the Hercules Warrants with the Hercules Lenders (the “Warrant Agreement Amendments”). As a result of the Warrant Agreement Amendments, among other things:

●	the exercise price under the Hercules Warrants is now $3.58 (“Exercise Price”); and

●	the number of shares issuable upon exercise of the Hercules Warrants is equal to 4% of aggregate principal amount of Term Loan Advances divided by the Exercise Price.

Registration Rights Agreement

In connection with the Stock Purchase Agreements and the Ligand Warrant, on August 4, 2025, the Company, Ligand and Medtronic entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file a shelf registration statement providing for the resale of the Private Placement Shares and the Ligand Warrant Shares within 90 calendar days of the closing of the Stock Purchase Agreements, to use its commercially reasonable efforts to cause such registration statement to be declared effective after its filing at the earliest possible date, but no later than the earlier of (i) the 180th calendar day following the issuance of the Private Placement Shares, if the SEC notifies the Company that it will “review” such registration statement and (ii) the 5th business day after the date the Company is notified by the SEC that such registration statement will not be “reviewed” or will be subject to no further review, and to maintain the effectiveness of such registration statement until the date as of which there are no longer any Registrable Securities (as such term is defined in the Registration Rights Agreement).

Public Offering

On August 4, 2025, the Company closed an underwritten public offering of 9,413,637 shares of Company Common Stock at a price to the public of $2.75 per share and pre-funded warrants to purchase 5,136,363 shares of Company Common Stock at a price to the public of $2.7499 per pre-funded warrant, which represents the per share public offering price for the shares of Company Common Stock less the $0.0001 per share exercise price for each pre-funded warrant, for total gross proceeds of approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses (the “Public Offering”). In addition, as part of the Public Offering, the Company granted the underwriters a 30-day option to purchase up to an additional 2,182,500 shares of Company Common Stock at the public offering price per share, less underwriting discounts and commissions.

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

Our flagship product candidates are atrioventricular interval modulation (“AVIM”) therapy (formerly referred to as BackBeat Cardiac Neuromodulation Therapy (“BackBeat CNT”)), for the treatment of hypertension (“HTN”), a significant risk factor for death worldwide, and Virtue Sirolimus AngioInfusion Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic, Inc. for the development and commercialization of AVIM therapy for the treatment of HTN in patients indicated for a cardiac pacemaker. We are conducting a double-blind, randomized study (the “BACKBEAT study”) that is expected to enroll a total of 500 patients who have previously received a Medtronic dual-chamber pacemaker. We currently estimate completion of enrollment of the BACKBEAT study in mid-2026; however, there is no assurance that our current operating plan will be achieved. We have a strategic collaboration with Terumo Medical Corporation (“Terumo”) for the development and commercialization of Virtue SAB for the treatment of coronary and peripheral artery disease. We recently received FDA approval for an amended FDA investigational device exemption (“IDE”) to conduct a U.S. pivotal study in coronary ISR randomizing Virtue SAB vs. Boston Scientific Corporation’s

AGENT™ drug coated balloon (“DCB”) and are currently targeting initiation of enrollment of this study in the second half of 2025.

Since Legacy Orchestra’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of convertible preferred stock and proceeds from the Business Combination, as well as through proceeds from our distribution agreement with Terumo (the “Terumo Agreement”), borrowings under debt arrangements and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). Through June 30, 2025, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million from the Terumo Agreement. We have incurred net losses each year since inception. Our net losses were $38.1 million and $29.4 million for the six months ended June 30, 2025 and 2024, respectively. We expect to continue to incur significant losses for the foreseeable future. As of June 30, 2025, we had an accumulated deficit of $348.0 million.

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

Recent Developments

Ligand Pharmaceuticals Incorporated Revenue Participation Right Purchase and Sale Agreement and Purchase of Shares

On July 31, 2025, we entered into a revenue participation right purchase and sale agreement (the “Revenue Purchase and Sale Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Revenue Purchase and Sale Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired from us the right to receive tiered revenue payments (the “Revenue Interest”) with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with worldwide net product sales, or other product revenue received by, by us and our licensees (“Annual Net Sales”) of (a) AVIM therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment.

Pursuant to the Revenue Purchase and Sale Agreement, the Investment Amount shall be paid in two tranches: (i) $20.0 million was paid on August 4, 2025 and (ii) $15.0 million is payable on May 1, 2026 (the “Second Installment”), provided certain conditions have been met. For further information, see Note 16 to the Consolidated Financial Statements, “Subsequent Events.”

In connection with the sale of the Revenue Interest, and pursuant to the terms of the Revenue Purchase and Sale Agreement, on August 4, 2025, we issued to Ligand a warrant (the “Ligand Warrant”) to purchase up to 2,000,000 shares of the Company Common Stock (and, such shares underlying the Ligand Warrant, the “Ligand Warrant Shares”), at an exercise price equal to $3.67 per share. The exercise price of the Ligand Warrant and the number of Ligand Warrant Shares issuable upon exercise of the Ligand Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. Pursuant to the terms of the Ligand Warrant, the Ligand Warrant Shares shall vest and become exercisable as follows: (i) 1,142,857 of the Ligand Warrant Shares (the “First Tranche”) vested upon issuance; however, the Ligand Warrant may not be exercised for six months after the issuance of the Ligand Warrant, and (ii) 857,143 of the Ligand Warrant Shares will vest on the date of payment of the Second Installment. In the event that the Second Installment is not paid, the Ligand Warrant shall only be exercisable with respect to the First Tranche. The Ligand Warrant is exercisable for ten years from the date of issuance.

Concurrent with the execution of the Revenue Purchase and Sale Agreement, Ligand also agreed to purchase $5.0 million of shares of Company Common Stock (the “Ligand Private Placement Shares”) pursuant to a stock purchase agreement, dated as of July 31, 2025, between the Company and Ligand (the “Ligand Stock Purchase Agreement”), at a

purchase price per share equal to the public offering price per share in our next public offering of our equity securities. Pursuant to the Ligand Stock Purchase Agreement, Ligand purchased 1,818,181 shares of Company Common Stock a purchase price of $2.75 per share on August 4, 2025 in connection with the closing of the Public Offering (as defined below).

Purchase of Shares by Medtronic and Loan Agreement with Medtronic

On July 31, 2025, we and our wholly-owned subsidiaries, Legacy Orchestra and BackBeat, entered into a Loan Agreement (the “Medtronic Loan Agreement”) with Medtronic, pursuant to which Medtronic agreed to extend a convertible loan to us in the aggregate original principal amount of $20.0 million (the “Medtronic Loan”). The Medtronic Loan is evidenced by a secured subordinated convertible promissory note (the “Medtronic Note”) of us. The issuance of the Medtronic Note to Medtronic and the funding of the Medtronic Loan will take place on April 27, 2026 subject to certain closing conditions as described in the Loan Agreement. For further information, see Note 16 to the Consolidated Financial Statements, “Subsequent Events.”

In addition, in connection with the closing of the Public Offering, on August 4, 2025, Medtronic, through its affiliate Covidien Group S.à.r.l. (“Covidien”), purchased 4,077,427 shares of Company Common Stock at a purchase price of $2.75 per share (the “Medtronic Private Placement Shares” and, together with the Ligand Private Placement Shares, the “Private Placement Shares”) pursuant to a stock purchase agreement, dated as of July 31, 2025 and amended on August 1, 2025, between us and Covidien (as amended, the “Medtronic Stock Purchase Agreement” and,  together with the Ligand Stock Purchase Agreement, the “Stock Purchase Agreements”). In addition, pursuant to the terms and subject to the conditions of the Medtronic Stock Purchase Agreement, if the underwriters in the Public Offering (as defined below) exercise their option to purchase an additional 2,182,500 shares of Company Common Stock, Medtronic will be obligated to purchase an additional 132,282 shares of Company Common Stock at a purchase price of $2.75 per share.

Amendment of Exclusive License and Collaboration Agreement

On July 31, 2025, we, BackBeat and Medtronic entered into an amendment to the Medtronic Agreement, which became effective on August 4, 2025 (the “Medtronic Agreement Amendment”), to provide, among other things, a development and commercialization framework for future AVIM-therapy integration into a dual-chamber leadless pacemaker. Pursuant to the Medtronic Agreement Amendment, the Company will, among other things, be required to reimburse Medtronic for certain expenses incurred in connection with the integration of AVIM-therapy into Medtronic’s dual-chamber leadless pacemaker, up to a specified cap.

Amendments to Hercules Loan and Security Agreement and Warrant Agreements

On July 31, 2025, we, certain of our subsidiaries, the Hercules Lenders (as defined below) and Hercules (as defined below) entered into that certain second amendment (the “LSA Amendment”) to the 2024 LSA (as defined below), which, among other things, amended the existing 2024 LSA to (i) delay the initial date upon which we are to begin amortizing term loans under the 2024 LSA from (a) December 1, 2026 (with amortization payments delayed to as late December 1, 2027 if certain conditions were met) to (b) July 1, 2027 (with amortization payments delayed to as late as January 1, 2028 if certain conditions are met); and (ii) increase by $15.0 million (from $20.0 million to $35.0 million) the amount that that may be borrowed by us in the discretion of the lender’s investment committee’s and (iii) eliminate our ability to draw up to $15.0 million if certain milestones are achieved.

Under the 2024 LSA as amended by the LSA Amendment (the “Amended 2024 LSA”), beginning on December 1, 2025, the Borrower (as defined below) must maintain Qualified Cash (as defined in the Amended 2024 LSA) in an amount greater than or equal to (x) the outstanding principal amount of the Term Loan Advances, multiplied by (y) the applicable Cash Coverage Percentage (as defined in the Amended 2024 LSA), which percentage ranges from a minimum of 60% to a maximum of 100% of Term Loan Advances, depending upon the amount of Qualified Cash.

In addition, concurrently with the effectiveness of the LSA Amendment, we entered into amendments to the warrant agreements dated November 6, 2024 (the “Hercules Warrants”) with the Hercules Lenders under the 2024 LSA (the “Warrant Agreement Amendments”). As a result of the Warrant Agreement Amendments, among other things:

●	the exercise price under the Hercules Warrants is now $3.58 (“Exercise Price”); and

●	the number of shares issuable upon exercise of the Hercules Warrants is equal to 4% of aggregate principal amount of Term Loan Advances divided by the Exercise Price.

Registration Rights Agreement

In connection with the Stock Purchase Agreements and the Ligand Warrant, we, Ligand and Medtronic entered into a Registration Rights Agreement, pursuant to which we have agreed to file a shelf registration statement providing for the resale of the Private Placement Shares and the Ligand Warrant Shares within 90 calendar days of the closing of the Stock Purchase Agreements. For further information, see Note 16 to the Consolidated Financial Statements, “Subsequent Events.”

Public Offering

On August 4, 2025, we closed an underwritten public offering of 9,413,637 shares of Company Common Stock at a price to the public of $2.75 per share and pre-funded warrants to purchase 5,136,363 shares of Company Common Stock at a price to the public of $2.7499 per pre-funded warrant, which represents the per share public offering price for the shares of Company Common Stock less the $0.0001 per share exercise price for each pre-funded warrant, for total gross proceeds of approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses (the “Public Offering”). In addition, as part of the Public Offering, we granted the underwriters a 30-day option to purchase up to an additional 2,182,500 shares of Company Common Stock at the public offering price per share, less underwriting discounts and commissions.

Registration Statement

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of Company Common Stock in connection with the Business Combination. Pursuant to the Amended and Restated Registration Rights Agreement we entered into in connection with the closing of the Business Combination and certain warrant agreements, we filed a registration statement (the “Resale Registration Statement”), which was declared effective on May 9, 2024, that registers, among other things, the resale of an aggregate of 18,586,201 shares of Company Common Stock, which constitutes approximately 34% of the outstanding Company Common Stock as of August 8, 2025. Additionally, some of the shares of the Company Common Stock being registered for resale were originally purchased by selling stockholders pursuant to investments in Legacy Orchestra or HSAC2 at prices considerably below the current market price of the Company Common Stock. These selling stockholders may realize a positive rate of return on the sale of their shares of Company Common Stock covered by the Resale Registration Statement and therefore will have an incentive to sell their shares. Public shareholders may not experience a similar rate of return on shares of Company Common Stock they purchased. This discrepancy in purchase prices may have an impact on the market perception of the Company Common Stock’s value and could increase the volatility of the market price of the Company Common Stock or result in a significant decline in the public trading price of the Company Common Stock. The registration of these shares of Company Common Stock for resale creates the possibility of a significant increase in the supply of the Company Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of the Company Common Stock.

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

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 - 15%. Of these milestone payments, $35 million relate to achieving certain milestones by specified target achievement dates. As of June 30, 2025, the target achievement dates for three $5 million milestone payments have already passed, in each case, without achieving the related milestones. In addition, due to delays in our Virtue SAB program resulting from the COVID-19 pandemic, supply chain issues and unexpected changes to regulatory requirements, including increased testing and other activities related to chemistry, manufacturing, and control, increased nonclinical and good laboratory practice preclinical data requirements, including biocompatibility, as well as a requirement to repeat good laboratory practice preclinical studies already performed based on changes to source of component materials and a change in manufacturing site, that caused us to amend our original project plan, we will not be able to complete the remaining time-based milestones by the specified target achievement dates to earn the remaining $20 million in time-based milestone payments pursuant to the Terumo Agreement.

As previously disclosed, we are in a mediation procedure with Terumo pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution (“ICDR”). The mediation is intended to assist in potentially resolving disagreements and facilitating the completion of negotiations related to restructuring, replacing or terminating the Terumo Agreement. The Terumo Agreement provides that matters that are not resolved through mediation are to be resolved by binding arbitration conducted under the auspices of the ICDR in accordance with its International Arbitration Rules. If the mediation does not lead to a timely agreement or resolution, or, if applicable, we do not prevail in arbitration, or if the Terumo Agreement is terminated, our commercialization plans for Virtue SAB may be adversely impacted. However, any termination of the Terumo Agreement in the context of mediation, an arbitration or otherwise would allow us to pursue an alternative strategic collaboration or other transaction with a different partner. We currently expect the formal mediation to be completed by the end of the third quarter of 2025. Regardless of the mediation process with Terumo, we intend to initiate enrollment of the Virtue SAB trial, our pivotal study of Virtue SAB for coronary in-stent restenosis in the U.S. during the second half of 2025, as well as to continue other product development efforts related to Virtue SAB.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary ISR indication, for which we are primarily responsible. We have recognized $16.0 million in cumulative partnership revenues from 2019 through June 30, 2025. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through June 30, 2025.

In June 2022, Legacy Orchestra entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through June 30, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Interest (Expense) Income, Net

Interest (expense) income, net reflects the income generated from marketable securities during the year. Interest expense is attributable to loan interest.

On November 6, 2024 (the “LSA Closing Date”), we and certain of our subsidiaries (together, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024 (as amended, the “2024 LSA”). The 2024 LSA provided a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second and third tranche of up to an aggregate of $15.0 million were available upon achievement of certain performance and financing milestones. Additionally, the Company had access to a fourth tranche of $20.0 million subject to future approval. The Term Loan has a maturity date of November 6, 2028 and accrues interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. Refer to Note 13 – “Debt Financing” to our Consolidated Financial Statements. On July 31, 2025, the Borrower, the Hercules Lenders and Hercules entered into the LSA Amendment, which became effective on August 4, 2025. See “Overview—Amendments to Hercules Loan and Security Agreement and Warrant Agreements” above in this Item 2.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table presents our statement of operations data for the six months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods (in thousands):

	Six Months Ended June 30,
	2025	2024	Change $	Change %
Revenue:
Partnership revenue	$1,399	$1,125	$274	24%
Product revenue	305	273	32	12%
Total revenue	1,704	1,398	306	22%
Expenses:
Cost of product revenues	90	78	12	15%
Research and development	27,335	20,238	7,097	35%
Selling, general and administrative	12,527	12,364	163	1%
Total expenses	39,952	32,680	7,272	22%
Loss from operations	(38,248)	(31,282)	(6,966)	(22)%
Other income (expense):
Interest income, net	130	1,918	(1,788)	(93)%
Loss on fair value of strategic investments	—	(68)	68	100%
Other expense	—	(11)	11	100%
Total other income	130	1,839	(1,709)	(93)%
Net loss	$(38,118)	$(29,443)	$(8,675)	(29)%

Partnership Revenue

Partnership revenue increased by $274,000, or approximately 24%, to $1.4 million in the six months ended June 30, 2025 from $1.1 million for the six months ended June 30, 2024. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the six months ended June 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $6.8 million and $6.9 million, respectively. The estimated total costs associated with the Terumo Agreement through completion were similar as of June 30, 2025 compared to the estimates as of December 31, 2024, and increased by approximately 2.8% as of June 30, 2024, as compared to the estimates as of December 31, 2023.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue increased by $32,000, or approximately 12%, to $305,000 in the six months ended June 30, 2025 from $273,000 for the six months ended June 30, 2024.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The increase in product revenue was due to an increase in the purchase volume. There were no changes to the per unit sale price between the periods presented.

Cost of Product Revenue

Cost of product revenue increased by $12,000, or approximately 15%, to $90,000 in the six months ended June 30, 2025 from $78,000 for the six months ended June 30, 2024. The increase was primarily due to higher production costs per unit of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Personnel and consulting costs	$12,544	$9,616
Non-clinical development costs	9,216	8,075
Clinical development costs	5,575	2,547
Total research and development expenses	$27,335	$20,238

Research and development expenses increased by $7.1 million, or approximately 35%, to $27.3 million for the six months ended June 30, 2025 from $20.2 million for the six months ended June 30, 2024. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT study and to advance Virtue SAB into a planned pivotal study. The increase included an increase of $3.0 million in clinical development costs, an increase in personnel-related expenses of $2.2 million due to increased headcount and consulting costs, an increase of $1.1 million in non-clinical development costs associated with research and development program costs, supplies, and testing, and an increase in stock-based compensation of $710,000.

The total research and development expenses summarized above include $6.8 million for the six months ended June 30, 2025 and 2024 related to the Terumo Agreement. The consistency in expense is due to a similar level of expense activity related to the Terumo Agreement during the six months ended June 30, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $163,000, or approximately 1%, to $12.5 million for the six months ended June 30, 2025, from $12.4 million of expense for the six months ended June 30, 2024. The increase primarily resulted from an increase in stock-based compensation of $157,000.

Interest Income, Net

Interest income, net, decreased by $1.8 million, or approximately 93%, to $130,000 of income for the six months ended June 30, 2025, from $1.9 million of income for the six months ended June 30, 2024. The net interest income in the 2025 period consisted primarily of interest earned from marketable securities partially offset by monthly interest expense resulting from the 2024 LSA. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities. The decrease in net interest income resulted from lower amounts of marketable securities held during the 2025 period.

Loss on Fair Value of Strategic Investments

No gain or loss on fair value of strategic investments was recognized for the six months ended June 30, 2025. The loss of $68,000 for the six months ended June 30, 2024 related to the change in fair value in our common stock holdings of a previously publicly-held company.

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table presents our statement of operations data for the three months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended June 30,
	2025	2024	Change $	Change %
Revenue:
Partnership revenue	$667	$628	$39	$6%
Product revenue	169	150	19	13%
Total revenue	836	778	58	7%
Expenses:
Cost of product revenues	46	44	2	5%
Research and development	13,853	11,126	2,727	25%
Selling, general and administrative	6,264	6,467	(203)	(3)%
Total expenses	20,163	17,637	2,526	14%
Loss from operations	(19,327)	(16,859)	(2,468)	(15)%
Other (expense) income:
Interest (expense) income, net	(36)	902	(938)	(104)%
Loss on fair value of strategic investments	—	(23)	23	100%
Total other (expense) income	(36)	879	(915)	(104)%
Net loss	$(19,363)	$(15,980)	$(3,383)	$(21)%

Partnership Revenue

Partnership revenue increased by $39,000, or approximately 6%, to $667,000 in the three months ended June 30, 2025 from $628,000 for the three months ended June 30, 2024. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluate our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and update our estimates as necessary.

For the three months ended June 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $3.3 million and $4.0 million, respectively. The estimated total costs associated with the Terumo Agreement through completion were similar as of June 30, 2025 as compared to the estimates as of March 31, 2025, and increased by approximately 1.6% as of June 30, 2024, as compared to the estimates as of March 31, 2024.

While we believe we have estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue increased by $19,000, or approximately 13%, to $169,000 in the three months ended June 30, 2025 from $150,000 for the three months ended June 30, 2024.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The increase in product revenue was primarily due to an increase in the purchase volume. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue increased by $2,000, or approximately 5%, to $46,000 in the three months ended June 30, 2025 from $44,000 for the three months ended June 30, 2024. The increase was primarily due to higher production costs per unit of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Personnel and consulting costs	$6,542	$4,909
Non-clinical development costs	4,678	4,713
Clinical development costs	2,633	1,504
Total research and development expenses	$13,853	$11,126

Research and development expenses increased by $2.7 million, or approximately 25%, to $13.9 million for the three months ended June 30, 2025, from $11.1 million for the three months ended June 30, 2024. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT study and to advance Virtue SAB into a planned pivotal study. The increase included an increase in personnel-related expenses of $1.1 million due to increased headcount and consulting costs, an increase of $1.1 million in clinical development costs, and an increase in stock-based compensation of $494,000.

The total research and development expenses summarized above include $3.3 million for the three months ended June 30, 2025 and $4.0 million for the three months ended June 30, 2024 related to the Terumo Agreement. The decrease of $724,000 is due to decreased expense activity related to the Terumo Agreement during the three months ended June 30, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $203,000, or approximately 3%, to $6.3 million for the three months ended June 30, 2025, from $6.5 million of expense for the three months ended June 30, 2024. The decrease was primarily due to a decrease in professional fees.

Interest (Expense) Income, Net

Interest (expense) income, net, decreased by $938,000, or approximately 104%, to $36,000 of net interest expense for the three months ended June 30, 2025, from $902,000 of net interest income for the three months ended June 30, 2024. The net interest expense in the 2025 period consisted primarily of monthly interest expense resulting from the 2024 LSA partially offset by interest earned from marketable securities. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities. The decrease in net interest income resulted from lower amounts of marketable securities held during the 2025 period.

Loss on Fair Value of Strategic Investments

No gain or loss on fair value of strategic investments was recognized for the three months ended June 30, 2025. The loss in fair value of strategic investments was $23,000 for the three months ended June 30, 2024 related to the change in fair value in our common stock holdings of a previously publicly-held company.

Liquidity and Capital Resources

Overview

From inception through June 30, 2025, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $38.1 million and $29.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $348.0 million. We have funded our operations primarily through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, as well as through proceeds from the Terumo Agreement, borrowings under debt arrangements and, to a lesser extent, from FreeHold product revenue. Through June 30, 2025, we have raised a cumulative $252.3 million in gross proceeds through the issuance of convertible preferred stock, proceeds from the Business Combination and other equity sales, and have received $30.0 million under the Terumo Agreement. We had $33.9 million in cash and cash equivalents and marketable securities at June 30, 2025, comprised of $18.7 million in cash and cash equivalents and $15.2 million in marketable securities. Cash and cash equivalents consisted primarily of bank deposits and money market funds while short-term marketable securities consisted primarily of our investments in corporate debt securities. On August 4, 2025, we received $76.2 million as a result of concurrent equity offerings and strategic transactions, which included $16.2 million in proceeds from an equity private placement with Medtronic and Ligand, $40.0 million from a public equity offering, and $20.0 million related to entering into the Revenue Purchase and Sale Agreement with Ligand. Future committed cash receipts expected in April 2026 from the same strategic transactions include $20.0 million from the Medtronic Loan Agreement, and an additional $15.0 million from Ligand under the Revenue Purchase and Sale Agreement.

Funding Requirements

While we continue to prioritize spending on our AVIM therapy program and the execution of our BACKBEAT study, we are planning to increase spending to support our planned U.S. pivotal clinical trial initiation for our Virtue SAB program. We expect operating expenses to increase to support (1) clinical study costs as well as additional research and development expenses in support of future potential regulatory approval and commercialization of AVIM-enabled Medtronic pacemakers; and (2) our Virtue SAB program, which will be primarily focused on initiating enrollment of our planned Virtue Trial, a U.S. pivotal clinical trial for the treatment of coronary ISR comparing Virtue SAB to Boston Scientific Corporation’s AGENT™ DCB, for which we have received FDA full IDE approval and anticipate launching in the second half of 2025.

Based on internally prepared budget estimates that reflect our operating priorities, we anticipate that our cash, cash equivalents, marketable securities, expected future proceeds from contractual financing commitments and other potential future proceeds described below are sufficient to fund our operations into the second half of 2027. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the receipt of payments under the Revenue Purchase and Sale Agreement and the Medtronic Loan Agreement, and the realization of cash from the sale of some or all of our strategic holdings, most notably, Vivasure Medical. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including the issuance of new equity, and/or other financing structures. In this regard, as of the date of this Quarterly Report on Form 10-Q, we may sell up to $100.0 million of shares of Company Common Stock under the sales agreement we entered into with TD Securities (USA) LLC (the “Sales Agreement”), subject to the provisions of the lock-up agreement executed in connection with the Public Offering, which, prohibits us from selling shares of Company Common Stock pursuant to the Sales Agreement until October 31, 2025.

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

As noted above, the sale of Company Common Stock pursuant to the Resale Registration Statement may result in a decline in the value of the Company Common Stock, which may make it more difficult and more dilutive to the existing holders of Company Common Stock to raise funds from the sale of our equity securities.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(32,143)	$(23,320)
Net cash provided by investing activities	29,355	16,285
Net cash (used in) provided by financing activities	(724)	189
Net decrease in cash and cash equivalents	$(3,512)	$(6,846)

Comparison of the Six Months Ended June 30, 2025 and 2024

Net Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $32.1 million and primarily consisted of our net loss of $38.1 million and changes in net operating assets and liabilities of $632,000, partially offset by non-cash charges of $6.6 million. Our non-cash charges primarily consisted of stock-based compensation of $6.2 million, partially offset by $161,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $1.4 million offset by a decrease in accounts payable, accrued expenses and other liabilities of $888,000.

Net cash used in operating activities for the six months ended June 30, 2024 was $23.3 million and primarily consisted of our net loss of $29.4 million, which was partially offset by changes in net operating assets and liabilities of $1.2 million, and non-cash charges of $4.9 million. Our non-cash charges primarily consisted of stock-based compensation of $5.3 million, partially offset by $914,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $2.4 million and a decrease in deferred revenue of $1.1 million.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $29.4 million, which primarily consisted of the sale of $32.4 million of marketable securities, partially offset by the purchase of $2.9 million of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2024 was $16.3 million, which primarily consisted of the sale of $58.8 million of marketable securities, partially offset by the purchase of $42.4 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash used by financing activities of $724,000 for the six months ended June 30, 2025 was primarily due to $815,000 used to settle taxes associated with restricted stock vesting, partially offset by proceeds of $91,000 related to the exercise of stock options.

Net cash provided by financing activities of $189,000 for the six months ended June 30, 2024 was primarily attributable to exercises of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2025 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,241	$806	$1,435	$—	$—
Debt, principal and interest(1)	19,555	1,445	13,691	4,419	—
Total	$21,796	$2,251	$15,126	$4,419	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules. The 2024 LSA will mature in November 2028. Refer to Note 13 to the Consolidated Financial Statements for additional information.

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

In the six months ended June 30, 2025, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in a reduction in partnership revenues of $27,000, which resulted in a de minimis effect on net loss per share, basic and diluted. In the six months ended June 30, 2024, the impact of the changes in estimates resulted in a reduction of partnership revenues of $382,000, which resulted in a $0.01 effect on net loss per share, basic and diluted.

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

In June 2022, Legacy Orchestra, BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through June 30, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

During the three months ended June 30, 2025 and 2024, stock-based compensation was $3.2 million and $2.8 million, respectively. During the six months ended June 30, 2025 and 2024, stock-based compensation was $6.2 million and $5.3 million, respectively. As of June 30, 2025, we had approximately $16.8 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in the 2024 10-K and in Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Q1 2025 Form 10-Q”). Except as set forth in the Q1 2025 Form 10-Q, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A in the 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
4.1+	Warrant issued to Ligand Pharmaceuticals Incorporated, dated August 4, 2025.
4.2

Form of Amendment No. 1 to Warrants between the Company and each of Hercules Capital, Inc., Hercules Capital IV, L.P., and Hercules SBIC V, L.P. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2025)
10.1

Revenue Participation Right Purchase and Sale Agreement, by and between the Company and Ligand Pharmaceuticals Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.2

Stock Purchase Agreement, by and between the Company and Ligand Pharmaceuticals Incorporated, dated July 31, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.3

Loan Agreement, by and among the Company, Orchestra BioMed, Inc, BackBeat Medical, LLC and Medtronic Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.4

Form of Secured Subordinated Promissory Note by and among the Company, Orchestra BioMed, Inc, BackBeat Medical, LLC and Medtronic Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.5

Stock Purchase Agreement, by and between the Company and Covidien Group S.à.r.l., dated July 31, 2025 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.6+	Amendment No. 1 to Stock Purchase Agreement, by and between the Company and Covidien Group S.à.r.l., dated August 1, 2025.
10.7

Second Amendment to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.8+	Registration Rights Agreement, dated August 4, 2025, by and among the Company, Ligand Pharmaceuticals Incorporated and Covidien Group S.à.r.l.
10.9+˄	Amendment No. 1 to Exclusive License and Collaboration Agreement, dated as of August 1, 2025, by and among the Company, BackBeat Medical, LLC and Medtronic, Inc.
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: August 12, 2025	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)