Form 10-Q
period 2025-09-30
Orchestra BioMed Holdings, Inc.
filed 2025-11-10
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 56,464,731 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under our current debt financing arrangement;
●	our receipt of committed capital, including the payment of the Second Installment under the Royalty Purchase Agreement (each as defined herein) and the timing of the funding of the Medtronic Loan Agreement (as defined herein);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities, including, among other things, the date by which we expect to complete enrollment of our BACKBEAT global pivotal study;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;

ii

●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;
●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our names recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the headings “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as well as elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,012	$22,261
Marketable securities	53,808	44,551
Accounts receivable, net	52	92
Inventory	365	173
Prepaid expenses and other current assets	1,531	2,094
Total current assets	97,768	69,171
Property and equipment, net	1,595	1,384
Right-of-use assets	1,653	2,103
Strategic investments	2,495	2,495
Deposits and other assets	1,296	1,020
TOTAL ASSETS	$104,807	$76,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,473	$5,134
Accrued expenses and other liabilities	6,837	6,084
Operating lease liability, current portion	696	550
Deferred revenue, current portion	4,649	4,439
Total current liabilities	20,655	16,207
Deferred revenue, less current portion	8,659	10,989
Royalty purchase agreement	16,167	—
Loan payable	14,204	14,292
Operating lease liability, less current portion	1,135	1,687
Other long-term liabilities	248	40
TOTAL LIABILITIES	61,068	43,215

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 56,464,731 and 38,194,442 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	6	4
Additional paid-in capital	412,512	342,780
Accumulated other comprehensive income	45	52
Accumulated deficit	(368,824)	(309,878)
TOTAL STOCKHOLDERS’ EQUITY	43,739	32,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,807	$76,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Partnership revenue	$721	$803	$2,120	$1,928
Product revenue	140	184	445	457
Total revenue	861	987	2,565	2,385
Expenses:
Cost of product revenues	49	68	139	146
Research and development	14,027	11,595	41,362	31,833
Selling, general and administrative	7,098	5,666	19,625	18,030
Total expenses	21,174	17,329	61,126	50,009
Loss from operations	(20,313)	(16,342)	(58,561)	(47,624)
Other (expense) income:
Interest (expense) income, net	(515)	916	(385)	2,834
Loss on fair value of strategic investments	—	—	—	(68)
Other expense	—	—	—	(11)
Total other (expense) income	(515)	916	(385)	2,755
Net loss	$(20,828)	$(15,426)	$(58,946)	$(44,869)
Net loss per share
Basic and diluted	$(0.40)	$(0.41)	$(1.37)	$(1.23)
Weighted-average shares used in computing net loss per share, basic and diluted	52,186,503	37,621,495	43,006,790	36,406,635
Comprehensive loss
Net loss	$(20,828)	$(15,426)	$(58,946)	$(44,869)
Unrealized gain (loss) on marketable securities	29	121	(7)	108
Comprehensive loss	$(20,799)	$(15,305)	$(58,953)	$(44,761)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(Unaudited)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2025	38,194,442	$4	$342,780	$52	$(309,878)	$32,958
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,965	—	—	2,965
Restricted stock unit vesting	95,958	—	(387)	—	—	(387)
Exercise of stock options	22,112	—	91	—	—	91
Net loss	—	—	—	—	(18,755)	(18,755)
Balance, March 31, 2025	38,312,512	$4	$345,449	$37	$(328,633)	$16,857
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	3,250	—	—	3,250
Restricted stock unit vesting	331,041	—	(428)	—	—	(428)
Net loss	—	—	—	—	(19,363)	(19,363)
Balance, June 30, 2025	38,643,553	$4	$348,271	$16	$(347,996)	$295
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $4,635	17,624,027	2	57,778	—	—	57,780
Unrealized gain on marketable securities	—	—	—	29	—	29
Stock-based compensation	—	—	3,013	—	—	3,013
Restricted stock unit vesting	197,151	—	(269)	—	—	(269)
Issuance of warrants pursuant to debt financing	—	—	239	—	—	239
Issuance of warrants pursuant to the royalty purchase agreement	—	—	3,480	—	—	3,480
Net loss	—	—	—	—	(20,828)	(20,828)
Balance, September 30, 2025	56,464,731	$6	$412,512	$45	$(368,824)	$43,739

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance, January 1, 2024	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
Unrealized gain on marketable securities	—	—	—	2	—	2
Stock-based compensation	—	—	2,588	—	—	2,588
Exercise of stock options	7,585	—	18	—	—	18
Net loss	—	—	—	—	(13,463)	(13,463)
Balance, March 31, 2024	35,784,997	$4	$319,509	$(8)	$(262,317)	$57,188
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,761	—	—	2,761
Restricted stock unit vesting	2,000	—	—	—	—	—
Exercise of stock options	37,574	—	171	—	—	171
Net loss	—	—	—	—	(15,980)	(15,980)
Balance, June 30, 2024	35,824,571	$4	$322,441	$(23)	$(278,297)	$44,125
At-the-Market offering, net of issuance costs of $465	2,000,000	—	15,035	—	—	15,035
Unrealized gain on marketable securities	—	—	—	121	—	121
Stock-based compensation	—	—	2,364	—	—	2,364
Restricted stock unit vesting	118,334	—	—	—	—	—
Net loss	—	—	—	—	(15,426)	(15,426)
Balance, September 30, 2024	37,942,905	$4	$339,840	$98	$(293,723)	$46,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,946)	$(44,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245	224
Stock-based compensation	9,228	7,713
Loss on fair value of strategic investments	—	68
Non-cash interest expense on liability related to the royalty purchase agreement	761	—
Accretion and interest related to marketable securities	(491)	(1,270)
Non-cash lease expense	450	505
Amortization of deferred financing fees	151	—
Other	—	11
Changes in operating assets and liabilities:
Accounts receivable	40	(16)
Inventory	(192)	(88)
Prepaid expenses and other assets	287	(537)
Accounts payable, accrued expenses and other liabilities	4,300	3,681
Operating lease liabilities – current and non-current	(406)	(514)
Deferred revenue	(2,120)	(1,928)
Net cash used in operating activities	(46,693)	(37,020)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(456)	(183)
Sales of marketable securities	41,910	69,401
Purchases of marketable securities	(50,683)	(52,376)
Net cash (used in) provided by investing activities	(9,229)	16,842
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and pre-funded warrants, net of issuance costs	57,780	—
Proceeds from the royalty purchase agreement	20,000	—
Proceeds from At-The-Market offering, net of issuance costs	—	15,035
Proceeds from exercise of stock options	91	189
Restricted stock units withheld for tax	(1,084)	—
Deferred financing costs - royalty purchase agreement	(1,114)	—
Net cash provided by financing activities	75,673	15,224
Net increase (decrease) in cash and cash equivalents	19,751	(4,954)
Cash and cash equivalents, beginning of the period	22,261	30,559
Cash and cash equivalents, end of the period	$42,012	$25,605

Supplemental Disclosures of Cash Flow Information
Cash paid during the nine months ended September 30:
Interest	$1,086	$—
Supplemental disclosure of noncash activities
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$665
Increase in accounts payable, accrued expenses and other liabilities related to fixed assets	$82	$27
Warrants issued pursuant to debt financing	$239	$—
Warrants issued pursuant to the royalty purchase agreement	$3,480	$—
Deferred issuance costs included in accrued expenses and other current liabilities	$969	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) (formerly known as Health Sciences Acquisitions Corporation 2) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s flagship product candidates are Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide, and Virtue® Sirolimus AngioInfusionTM Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

Prior to January 26, 2023, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On January 26, 2023 (the “Closing”), the Company consummated the business combination contemplated by the Agreement and Plan of Merger, dated as of July 4, 2022 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated July 21, 2022, and Amendment No. 2 to Agreement and Plan of Merger, dated November 21, 2022, the “Merger Agreement”) by and among Health Sciences Acquisitions Corporation 2, a special purpose acquisition company incorporated as a Cayman Islands exempted company in 2020 (“HSAC2”), HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HSAC2 (“Merger Sub”), and Orchestra BioMed, Inc. Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Orchestra BioMed, Inc., with Orchestra BioMed, Inc. as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, the Company’s name was changed from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.” On January 27, 2023, our common stock (“Company Common Stock”) began trading on the Nasdaq Global Market under the symbol “OBIO.”

Orchestra BioMed, Inc., the Company’s wholly owned subsidiary, was incorporated in Delaware in January 2017 and was formed to acquire operating and other assets as well as to raise capital conducted through private placements. In May 2018, Orchestra BioMed, Inc. concurrently completed its formation mergers (the “Formation Mergers”) with Caliber Therapeutics, Inc., a Delaware corporation, BackBeat Medical, Inc., a Delaware Corporation, and FreeHold Surgical, Inc., a Delaware corporation. Orchestra BioMed, Inc. completed the conversions of BackBeat Medical, Inc. to BackBeat Medical, LLC (“BackBeat”), a Delaware limited liability company, of FreeHold Surgical, Inc. to FreeHold Surgical, LLC (“FreeHold”) and of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC (“Caliber”), a Delaware limited liability company, in 2019.

Caliber

Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product Virtue SAB in 2008. Virtue SAB is a patented drug/device combination product candidate for the treatment of artery disease that delivers a proprietary extended release formulation of sirolimus called SirolimusEFR to the vessel wall during balloon angioplasty without any coating on the balloon surface or the need for leaving a permanent implant such as a stent in the artery. In 2019, Orchestra BioMed, Inc. entered into a distribution agreement with Terumo Corporation (“Terumo Corporation”) and Terumo Medical Corporation (“TMC” and, collectively with Terumo Corporation, “Terumo”) for global development and commercialization of Virtue SAB (the “Terumo Agreement”) (See Note 3 – “Terumo Agreement”).

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product AVIM Therapy that same year. AVIM Therapy is a patented implantable cardiac stimulation-based treatment for HTN that is designed to immediately, substantially and persistently lower blood pressure while simultaneously modulating autonomic nervous system responses that normally drive and maintain blood pressure higher. Refer to Note 4 for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Orchestra BioMed, Inc., BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”).

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visual and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 together with the related notes thereto.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of September 30, 2025, the Company had an accumulated deficit of $368.8 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of September 30, 2025, and subsequent proceeds received (see Note 17 – “Subsequent Events”) management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital through the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions and on the progress of the Company’s research and development programs.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, the fair value of stock-based compensation, research and development costs incurred, effective interest expense related to the Royalty Purchase Agreement (See Note 13 – “Royalty Purchase Agreement” for additional information) and the estimated costs to complete the combined performance obligation pursuant to the Terumo Agreement (See Note 3 – “Terumo Agreement” for additional information).

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

The Company’s strategic investments consist of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of September 30, 2025 and December 31, 2024, the carrying value of the investments in Vivasure was $2.5 million.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of September 30, 2025 and December 31, 2024, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of September 30, 2025 and December 31, 2024, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Partnership Revenues

To date, the Company’s partnership revenues have related to the Terumo Agreement as further described in Note 3. On October 24, 2025, the Terumo Agreement was terminated pursuant to a termination and right of first refusal agreement (the “Termination and ROFR Agreement”) (see Note 17 – “Subsequent Events”). In future periods, partnership revenues may also include revenues related to the Medtronic Agreement as discussed in Note 4.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. Since the Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (see Note 16 – “Net Loss Per Share”), unvested restricted stock awards and restricted stock units. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable

Shares (as defined in Note 16 – “Net Loss Per Share”)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. Pre-funded warrants (see Note 9 – “Warrants”) are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At September 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and nine months ended September 30, 2025, the Company made $104,000 and $343,000, respectively, in contributions under this safe harbor 401(k) Plan. During the three and nine months ended September 30, 2024, the Company made $85,000 and $307,000, respectively, in contributions under this safe harbor 401(k) Plan.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment. For further discussion on Segment Reporting, see Note 15 - “Segment Disclosures.”

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional income tax disclosures in the annual consolidated financial statements. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2025, with early adoption permitted. We expect to lose emerging growth company status on December 31, 2025.

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

3. Terumo Agreement

In June 2019, Orchestra BioMed, Inc. entered into the Terumo Agreement, pursuant to which Terumo secured global commercialization rights for Virtue SAB in coronary and peripheral vascular indications. Under the Terumo Agreement, Orchestra BioMed, Inc. received an upfront payment of $30.0 million and an equity commitment of up to $5.0 million of which $2.5 million was invested in June 2019 as part of Orchestra BioMed, Inc. Series B-1 financing and $2.5 million was invested in June 2022 as part of Orchestra BioMed, Inc. Series D-2 financing. The Company was initially eligible to receive up to $65.0 million in additional payments based on the achievement of certain development and regulatory milestones and is also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 – 15%. Of these milestone payments, $35.0 million relate to achieving certain milestones by specified target achievement dates. As of September 30, 2025, the target achievement dates for all time-based milestone payments had passed, in each case, without achieving the related milestones.

As previously disclosed, the Company entered into a mediation procedure with Terumo pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution. As a result of this mediation procedure, the Company and Terumo entered into the Termination and ROFR Agreement on October 24, 2025, pursuant to which, among other things, the Terumo Agreement was terminated (see Note 17 – “Subsequent Events”).

Pursuant to the terms of the Terumo Agreement, Orchestra BioMed, Inc. licensed intellectual property rights to Terumo and the Company is primarily responsible for completing the development of the product in the United States to support premarket approval by the FDA for the ISR indication. These research and development services to be provided by the Company include (i) manufacturing, testing and packaging the drug required for the clinical trials, (ii) supplying Terumo with information related to the design and manufacture of the delivery device and the technology transfer needed for Terumo to ultimately commence manufacture of the delivery device, and (iii) carrying out regulatory activities related to clinical trials in the United States for the ISR indication.

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

In 2019, Orchestra BioMed, Inc. received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Orchestra BioMed, Inc.’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining

$30 million to the transaction price of the Terumo Agreement. The Company considers the future potential development and regulatory milestones to be variable consideration, which are fully constrained from the transaction price as of September 30, 2025 and December 31, 2024, as the achievement of such milestone payments are uncertain and highly susceptible to factors outside of the Company’s control.

The Company recorded the $30 million upfront payment received from Terumo in 2019 within deferred revenue. The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the nine months ended September 30, 2025 and 2024 (in thousands):

Deferred Revenue – December 31, 2024	$15,428
Revenue recognized	(2,120)
Deferred Revenue – September 30, 2025	$13,308

Deferred Revenue – December 31, 2023	$17,433
Revenue recognized	(1,928)
Deferred Revenue – September 30, 2024	$15,505

The Company’s balance of deferred revenue contains the transaction price from the Terumo Agreement allocated to the combined license and research and development performance obligation, which was partially unsatisfied as of September 30, 2025.

As of each quarterly reporting date, the Company evaluates its estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updates its estimates as necessary. For the three months ended September 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $3.3 million and $3.6 million, respectively. For the nine months ended September 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $10.1 million and $10.5 million, respectively. The estimated total costs associated with the Terumo Agreement through completion were similar as of September 30, 2025, as compared to the estimates as of December 31, 2024, and increased by approximately 2.6% as of September 30, 2024, as compared to the estimates as of December 31, 2023. While the Company believes it has estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available. The impact of the changes in estimates resulted in an increase in partnership revenues of $25,000 and $19,000 for the three and nine months ended September 30, 2025, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three and nine months ended September 30, 2025 was de minimis. The impact of the changes in estimates resulted in a reduction of partnership revenues of $33,000 and $371,000 for the three and nine months ended September 30, 2024, respectively, as compared to the amounts that would have been recorded based on the previous estimates. The impact of these changes in estimates on the net loss per share attributable to common stockholders, basic and diluted, for the three months ended September 30, 2024 was de minimis and for the nine months ended September 30, 2024 was an increase of $0.01.

The Company will also manufacture, or have manufactured, SirolimusEFR and has exclusive rights to sell it on a per unit basis to Terumo for use in the Virtue SAB product. The Company has determined that this promise does not contain a material right as the pricing is based on standalone selling prices. Through September 30, 2025, there have been no additional amounts recognized as revenue under the Terumo Agreement other than the recognition of a portion of the upfront payment described above.

4. Medtronic Agreement

In June 2022, Orchestra BioMed, Inc., BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company is sponsoring an ongoing multinational pivotal study, to support regulatory approval of AVIM Therapy in the Primary Field and be financially responsible for development, clinical and regulatory costs associated with this pivotal study. AVIM Therapy has been integrated into the Medtronic top-of-the-line, commercially available dual-chamber pacemaker system specifically for use in the pivotal trial and will provide development, clinical and regulatory resources in support of the pivotal trial, for which the Company will reimburse Medtronic at cost.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and nine months ended September 30, 2025, the Company incurred approximately $3.2 million and $10.6 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $5.8 million is included within accounts payable and accrued expenses in the Company’s September 30, 2025 condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, the Company incurred approximately $2.8 million and $5.9 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement.

Concurrently with the close of the Medtronic Agreement, Orchestra BioMed, Inc. also received a $40.0 million investment from Medtronic in connection with Orchestra BioMed, Inc.’s Series D-2 Preferred Stock financing. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

On July 31, 2025, Orchestra BioMed, Inc., BackBeat and Medtronic entered into an amendment to the Medtronic Agreement, which became effective on August 4, 2025 (the “Medtronic Agreement Amendment”), to provide, among other things, a development and commercialization framework for future AVIM-therapy integration into a dual-chamber leadless pacemaker. Pursuant to the Medtronic Agreement Amendment, the Company will, among other things, be required to reimburse Medtronic for certain expenses incurred in connection with the integration of AVIM-therapy into Medtronic’s dual-chamber leadless pacemaker, up to a specified cap.

Concurrently with the close of the Medtronic Agreement Amendment on August 4, 2025, Medtronic, through an affiliate, Covidien Group S.à.r.l. (“Covidien”), purchased 4,077,427 shares of Company Common Stock at a purchase price of $2.75 per share, for an aggregate purchase price of approximately $11.2 million, pursuant to a stock purchase agreement, dated as of July 31, 2025 and amended on August 1, 2025, between the Company and Covidien (as amended, the “Medtronic Stock Purchase Agreement”). Pursuant to the terms of the Medtronic Stock Purchase Agreement, Covidien purchased an additional 132,282 shares of Company Common Stock on August 28, 2025 at a purchase price of $2.75 per share, for an aggregate purchase price of $363,775, as a result of the exercise by the underwriters in the Public Offering (as defined below) of their option to purchase an additional 2,182,500 shares of Company Common Stock (See Note 8 – “Common and Preferred Stock”). The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through September 30, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement, as amended pursuant to the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”).

5. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$20,145	$—	$—	$20,145
Corporate and government debt securities (included in Marketable securities)	—	53,808	—	53,808
Total assets	$20,145	$53,808	$—	$73,953

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$12,248	$—	$—	$12,248
Corporate and government debt securities (included in Marketable securities)	—	44,551	—	44,551
Total assets	$12,248	$44,551	$—	$56,799

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

6. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$52,965	$49	$(4)	$53,010
Government debt securities	798	—	—	798
Total	$53,763	$49	$(4)	$53,808

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$43,724	$57	$(5)	$43,776
Government debt securities	775	—	—	775
Total	$44,499	$57	$(5)	$44,551

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of September 30, 2025, $4.1 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company’s long-term strategic investments as of September 30, 2025 represent investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the nine months ended September 30, 2025 and 2024 related to these investments.

7. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Equipment	$2,540	$2,084
Office furniture	444	444
Leasehold improvements	159	159
Property and equipment, gross	3,143	2,687
Less accumulated depreciation and amortization	(1,548)	(1,303)
Total Property and equipment, net	$1,595	$1,384

As of September 30, 2025, $436,000 of equipment is not yet in service and has not yet commenced depreciation. Depreciation and amortization expense was $81,000 and $76,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense was $245,000 and $224,000 for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Clinical trial accruals	$3,321	$2,893
Accrued compensation	1,824	2,612
Other accrued expenses	1,692	579
Total Accrued expenses and other liabilities	$6,837	$6,084

8. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Company Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2025, no shares of preferred stock were outstanding.

Equity Offerings

The Company completed an underwritten public offering and private placements in August 2025. Pursuant to the public offering, (i) on August 4, 2025, the Company sold (a) 9,413,637 shares of Company Common Stock at a price of $2.75 per share and (b) pre-funded warrants to purchase 5,136,363 shares of Company Common Stock at a price to the public of $2.7499 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share public offering price for the shares of Company Common Stock less the $0.0001 per share exercise price for each Pre-Funded Warrant and (ii) on August 28, 2025, the Company sold an additional 2,182,500 shares of Company Common Stock pursuant to the underwriters exercise of their option to purchase additional shares (the “Public Offering”). Pursuant to the private placements, (i) on August 4, 2025, the Company sold 5,895,608 shares of Company Common Stock and (ii) on August 28, 2025, the Company sold an additional 132,282 shares of Company Common Stock, in each case at a price of $2.75 (the “Private Placements”). The total gross proceeds from the Public Offering and the Private Placements were approximately $62.6 million, before deducting underwriting discounts and commissions and offering expenses.

At-the-Market Offering and Shelf Registration Statement

On May 15, 2024, the Company entered into an Open Market Sale AgreementSM (the “Prior Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time through Jefferies, up to $100.0 million of shares of Company Common Stock (the “Prior ATM Shares”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Also on May 15, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”), which contains a base prospectus, covering up to a total aggregate offering price of $300.0 million of Company Common Stock, preferred stock, debt securities, warrants, right and/or units, and a prospectus supplement that covered the offering, issuance and sale of the Prior ATM Shares, which are included in the $300.0 million of securities that may be offered, issued and sold by the Company pursuant to the Shelf Registration Statement.

On July 11, 2024, the Company sold 2,000,000 shares of Company Common Stock under the Prior Agreement resulting in aggregate gross proceeds to the Company of approximately $15.5 million and net proceeds to the Company of approximately $15.0 million.

On August 12, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which the Company may offer and sell, from time to time through TD Cowen, up to $100.0 million of shares of Company Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Offering is being made pursuant to the Shelf Registration Statement, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024, a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024 filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024. As of September 30, 2025, no sales had been made under the Sales Agreement.

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

Ligand Warrants

In connection with the sale of the Royalty Interest pursuant to the Royalty Purchase Agreement (each as defined in Note 13 – “Royalty Purchase Agreement”), on August 4, 2025, the Company issued equity-classified warrants to Ligand Pharmaceuticals Incorporated (“Ligand”) (the “Ligand Warrants”) to purchase up to 2,000,000 shares of the Company Common Stock, at an exercise price equal to $3.67 per share. As of August 4, 2025, the Company valued the Ligand Warrants using the Black-Scholes option-pricing model and determined the fair value at $3.5 million. The key inputs to the valuation model included the annualized volatility of 85.5% and a risk-free rate of 3.77%.

Summarized Outstanding Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of September 30, 2025 and December 31, 2024:

	Number of Shares
	September 30,	December 31,	Exercise	Expected
	2025	2024	Price	Term
Equity-classified Warrants
Pre-Funded Warrants(1)	5,136,363	—	$0.0001	N/A
Ligand Warrants (Note 13)	2,000,000	—	$3.67	5.16
Orchestra BioMed, Inc. Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Hercules Warrants (Note 14)	167,598	52,264	$3.58 - $5.74	3.13 - 3.50
Avenue Warrants	27,707	27,707	$7.67	2.50
Non-employee Warrants (Note 10)	60,000	—	$4.69	3.12
Private Warrants Held by Sponsor(2)	750,000	750,000	$11.50	4.32 – 4.57
Private Warrants Held by Employees	660,000	660,000	$11.50	4.32
Total Outstanding	9,309,509	1,997,812

(1)	In August 2025, the Company received $2.7499 per the Pre-Funded Warrant issued, or $14.1 million in aggregate proceeds. Each Pre-Funded Warrant may be exercised for $0.0001 per Pre-Funded Warrant (see Note 8).
(2)	Sponsor is defined as HSAC2 Holdings, LLC

10. Stock-Based Compensation

As of September 30, 2025, the only equity compensation plan from which the Company may issue new awards is the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), as more fully described below.

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

At the Closing, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of September 30, 2025, approximately 0.1 million shares of Company Common Stock were authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Company Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Company Common Stock, and (iii) such number of shares of Company Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year. Employees, consultants, and directors are eligible for awards granted under the 2023 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$552	$514	$1,825	$1,331
Selling, general and administrative	436	637	1,767	1,828
Total stock-based compensation	$988	$1,151	$3,592	$3,159

As of September 30, 2025, there was approximately $7.2 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.8 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$572	$202	$1,565	$941
Selling, general and administrative	1,126	747	3,112	2,820
Total stock-based compensation	$1,698	$949	$4,677	$3,761

As of September 30, 2025, there was approximately $8.6 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.0 years.

On February 28, 2025, the Company issued equity-classified warrants to purchase 60,000 shares of Company Common Stock at an exercise price of $4.69 per share to non-employee consultants. The warrants were issued as consideration for entering into an agreement for future services. At the grant date, 6,000 became exercisable while the remaining will vest ratably over eight months. Assumptions used were an expected term (in years) of 3.12, expected volatility of 110.1%, risk-free interest rate of 3.99%, expected dividend yield of 0%, and the fair value of Company Common Stock of $3.12.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$120	$120	$361	$361
Selling, general and administrative	207	144	598	432
Total stock-based compensation	$327	$264	$959	$793

As of September 30, 2025, there was approximately $359,000 of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately 0.3 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2023 Plan:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at January 1, 2025	5,696,845	$7.17	7.39	$3,000
Granted	1,665,524	3.05	—	—
Exercised	(28,251)	4.41	—	33,011
Forfeited/canceled	(190,294)	6.41	—	—
Outstanding September 30, 2025	7,143,824	$6.24	7.40	$—
Exercisable at September 30, 2025	4,212,316	$7.57	6.24	$—

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $2.12 and $3.77 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2025	2,094,584	$6.54
Granted	1,455,395	2.72
Vested	(922,848)	6.96
Outstanding September 30, 2025	2,627,131	$4.28

No performance-based restricted stock awards or units were granted during the nine months ended September 30, 2025. The fair value of restricted stock units vested during the three and nine months ended September 30, 2025 was $0.8 million and $3.0 million, respectively.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	6.00	6.12
Expected volatility	81%	72%
Risk-free interest rate	3.91%	4.35%
Expected dividend yield	0%	0%
Fair value of common stock	3.05	5.29

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

Expected Dividend Yield — The expected dividend yield is zero as neither the Company nor Orchestra BioMed, Inc. has paid, and the Company does not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.

Fair Value of Common Stock — Prior to the Business Combination, as Orchestra BioMed, Inc. Common Stock has not historically been publicly traded, its board of directors periodically estimated the fair value of its common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the Business Combination, the Company utilizes the price of its publicly-traded Company Common Stock to determine the grant date fair value of awards.

11. Leases

Office Lease

In August 2024, the Company entered into an additional addendum to the lease agreement for office space in New Hope, PA originally entered into by Orchestra BioMed, Inc. in December 2009 (as amended, the “New Hope Lease”). The New Hope Lease covers 8,052 square feet and will expire in September 2027. Monthly fees under the New Hope Lease will be between $17,000 and $19,000 for the period from the August 2024 addendum through expiration.

In November 2019, Orchestra BioMed, Inc. entered into a new lease agreement for approximately 5,200 square feet of office space in New York, NY. In November 2022, Orchestra BioMed, Inc. entered into an amendment for this lease which increased the office space square footage to approximately 7,800 and amended the expiration to April 2028. Monthly fees will be between $28,000 and $40,000 for the period from commencement through expiration.

In September 2024, the Company entered into a new lease for 6,496 square feet of office space in Fort Lauderdale, Florida. The agreement will expire in December 2027. The monthly fees commenced in November 2024, the commencement date of the agreement, and will be between $16,000 and $17,000 for the period from commencement through expiration.

Operating cash flow supplemental information for the nine months ended September 30, 2025:

Cash paid for amounts included in the present value of operating lease liabilities was $735,000 during the nine months ended September 30, 2025 compared to $681,000 during the nine months ended September 30, 2024.

As of September 30, 2025:
Weighted average remaining lease term – operating leases, in years	2.39
Weighted average discount rate – operating leases	9.92%

Operating Leases

Rent/lease expense for office and lab space was approximately $246,000 and $230,000 for the three months ended September 30, 2025 and 2024, respectively. Rent/lease expense for office and lab space was approximately $779,000 and $672,000 for the nine months ended September 30, 2025 and 2024, respectively. Variable lease costs were $35,000 and $17,000 for the three months ended September 30, 2025 and 2024, respectively. Variable lease costs were $85,000 and $117,000 for the nine months ended September 30, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of September 30, 2025:

Operating
Leases
Year ending December 31:	(in thousands)
2025 (remaining three months)	$188
2026	880
2027	829
2028	159
2029	—
Thereafter	—
Total future minimum lease payments	$2,056
Imputed interest	(225)
Total liability	$1,831

12. Related Party Transactions

As part of the Public Offering, on August 4, 2025, (i) entities associated with RTW Investments, LP (collectively, “RTW”), which beneficially owned approximately 21% of the Company Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 3,636,363 shares of Company Common Stock and (ii) Perceptive Life Sciences Master Fund, Ltd, which beneficially owned approximately 12% of the Company Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 1,500,000 shares of Company Common Stock. In addition, Medtronic, which beneficially owned approximately 15% of the Company Common Stock immediately prior to entering in to the Medtronic Stock Purchase Agreement (i) purchased 4,209,709 shares of Company Common Stock in the Private Placements pursuant to the Medtronic Stock Purchase Agreement and (ii) on July 31, 2025, entered into the Medtronic Loan (as defined below under the heading “2025 Medtronic Loan Agreement” in Note 14) (“Debt Financing”) with the Company. Other than as noted above in this paragraph and other than transactions and balances related to cash and stock-based compensation to officers and directors, the Company had no transactions or balances with current related parties during the year ended December 31, 2024 and the nine months ended September 30, 2025.

13. Royalty Purchase Agreement

On July 31, 2025, the Company entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand. Under the terms of the Royalty Purchase Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired from the Company the right to receive tiered royalty payments (the “Royalty Interest”) with respect to revenue (including certain licensing revenue) received by the Company in a calendar year in connection with worldwide net product sales, or other product revenue received, by the Company and its licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment.

Pursuant to the Royalty Purchase Agreement, the Investment Amount shall be paid in two tranches: (i) $20.0 million was paid on August 4, 2025 (the “Ligand Closing”) and (ii) $15.0 million is payable on May 1, 2026 (the “Second Installment”), provided certain conditions have been met. In repayment of the Investment Amount, the Company will remit 17% of revenues related to the Products until an annual total of $17.0 million has been remitted to Ligand, thereafter the Company will remit 4% of revenues related to the Products. In accordance with the terms of the Royalty Purchase Agreement, these percentages will incrementally increase from 17.0% and 4.0% up to 20.0% and 7.0%, respectively, if the Company does not achieve certain enrollment milestones relating to the BACKBEAT clinical study through January 1, 2027.

The Royalty Interest in respect of Annual Net Sales of the Products will end on the date in which no Product is being developed or commercialized by or on behalf of the Company, any of its affiliates, or any of its or their licensees or distributors and Ligand has received the last Royalty Interest payment payable under the terms of the Royalty Purchase Agreement. The obligations arising under the Royalty Purchase Agreement are secured by security interests in, and pledges over, the Royalty Interest, the Revenue Participation Right (as defined in the Royalty Purchase Agreement) and the Company’s interests in the Products and associated intellectual property rights, subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications, and the security interests in the Products and associated intellectual property rights of the Company are subordinate in right of payment to the prior payment in full of the outstanding indebtedness under the 2024 LSA (as defined below). The Royalty Purchase Agreement contains customary representations, warranties and indemnities of the Company and Ligand, and customary covenants on the part of the Company.

In connection with the sale of the Royalty Interest, and pursuant to the terms of the Royalty Purchase Agreement, on August 4, 2025, the Company issued to Ligand the Ligand Warrants to purchase up to 2,000,000 shares of the Company Common Stock (the “Ligand Warrant Shares”), at an exercise price equal to $3.67 per share. The exercise price of the Ligand Warrants and the number of Ligand Warrant Shares issuable upon exercise of the Ligand Warrants are subject to adjustments for stock splits, combinations, stock dividends or similar events. Pursuant to the terms of the Ligand Warrant, the Ligand Warrant Shares shall vest and become exercisable as follows: (i) 1,142,857 of the Ligand Warrant Shares (the “First Tranche”) vested upon issuance; however, the Ligand Warrant may not be exercised for six months after the issuance of the Ligand Warrants and (ii) 857,143 of the Ligand Warrant Shares will vest on the date of payment of the Second Installment. In the event that the Second Installment is not paid, the Ligand Warrant shall only be exercisable with respect to the First Tranche. The Ligand Warrants are exercisable for ten years from the date of issuance.

The Company accounted for its sale of royalty revenues to Ligand, pursuant to the Royalty Purchase Agreement, in accordance with ASC 470, Debt (“ASC 470”), which addresses situations in which an entity receives cash from an investor in return for an agreement to pay the investor a specified percentage of the revenue from a contractual right. The Company classified the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. Interest related to the Royalty Purchase Agreement will be recognized utilizing the effective interest method over the estimated term. When the Company receives the Second Installment, such Second Installment will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the effective interest method over the estimated remaining term of the Royalty Purchase Agreement.

As of the Ligand Closing, the Company’s estimate of this total interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 22.5%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated amounts due and payable to Ligand and to the extent that the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the Condensed Consolidated Statements of Operations and Comprehensive Loss. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by the Company to Ligand and, correspondingly, the amount of interest expense recorded by the Company.

The following table shows the activity of the Royalty Purchase Agreement since the transaction inception through the period indicated (in thousands):

September 30,
2025
Upfront payment from the royalty purchase agreement	$20,000
Fair value of warrants	(3,480)
Deferred financing costs	(1,114)
Non-cash interest expense on liability	761
Royalty purchase agreement	$16,167

14. Debt Financing

2025 Medtronic Loan Agreement

On July 31, 2025, the Company and its wholly-owned subsidiaries, Orchestra BioMed, Inc. and BackBeat, entered into a Loan Agreement (the “Medtronic Loan Agreement”) with Medtronic, pursuant to which Medtronic agreed to extend a convertible loan to the Company in the aggregate original principal amount of $20.0 million (the “Medtronic Loan”). The Medtronic Loan is evidenced by a secured subordinated convertible promissory note (the “Medtronic Note”) of the Company. The issuance of the Medtronic Note to Medtronic and the funding of the Medtronic Loan will take place on April 27, 2026 subject to certain customary closing conditions as described in the Medtronic Loan Agreement.

The Medtronic Note will accrue simple interest at a rate of 11% per annum provided that no interest payments will be paid or due until maturity. The Medtronic Note does not allow for prepayment without the prior consent of Medtronic. Unless earlier converted, or redeemed, the Medtronic Note will mature on April 27, 2031 (the “Repayment Date”). In addition, the payment or other satisfaction of the obligations set forth in the Medtronic Loan Agreement are subordinate in right of payment to the prior payment in full of the senior obligations. The obligations arising under the Medtronic Loan Agreement and the Medtronic Note are secured by security interests in, and pledges over, the Company’s assets, subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications.

The principal balance of the Medtronic Note, together with all accrued and unpaid interest thereon (collectively, the “Balance”) will automatically convert into a revenue share (the “Revenue Share Credit”), if FDA approval of a Medtronic device incorporating AVIM is achieved prior to the Repayment Date. Upon conversion of the then outstanding Balance the Company shall pay to Medtronic the Revenue Share Credit, which shall equal 15% of the revenue share amounts that the Company receives under the Amended Medtronic Agreement, until such time as the total Revenue Share Credit payments equal $40.0 million.

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

The proceeds from the Medtronic Loan Agreement have not yet been received so they are not included in the principal payments table below nor included in the Condensed Consolidated Balance Sheets.

2024 Loan and Security Agreement

On November 6, 2024 (the “LSA Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024 and Second Amendment (as defined below) dated as of July 31, 2025 (as amended, the “2024 LSA”). Prior to July 31, 2025, the 2024 LSA provided a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second and third tranche of up to an aggregate of $15.0 million were available upon achievement of certain performance and financing milestones. Additionally, the Company had access to a fourth tranche of $20.0 million subject to future approval.

On July 31, 2025, the Borrower, the Hercules Lenders and Hercules entered into the Second Amendment to the 2024 LSA (the “Second Amendment”), which, among other things, amended the existing 2024 LSA to (i) delay the initial date upon which the Company has to begin amortizing term loans under the 2024 LSA from (a) December 1, 2026 (with amortization payments delayed to as late as December 1, 2027 if certain conditions were met) to (b) July 1, 2027 (with amortization payments delayed to as late as January 1, 2028 if certain conditions are met); (ii) increase by $15.0 million (from $20.0 million to $35.0 million) the amount that that may be borrowed by the Company in the discretion of the lender’s investment committee and (iii) eliminate the Company’s ability to draw up to $15.0 million if certain milestones are achieved. The Second Amendment became effective on August 4, 2025.

The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an interest-only period expiring July 1, 2027, followed by 18 monthly principal payments plus interest, although the interest-only period can be extended for six months under certain circumstances set forth in the 2024 LSA. At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the LSA Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the LSA Closing Date but on or prior to 24 months following the LSA Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the LSA Closing Date and prior to the maturity date. In addition, the Company will pay an end of term charge of 6.35% of the principal amount of the Term Loans upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

In connection with the entry into the 2024 LSA, on the LSA Closing Date, the Company issued each of the Hercules Lenders a warrant to purchase Company Common Stock, which warrants were amended effective August 4, 2025 in connection with the Second Amendment (as amended, each a “Hercules Warrant” and, collectively, the “Hercules Warrants”). Pursuant to the terms of the Hercules Warrants, each Hercules Lender could purchase that number of shares of Company Common Stock equal to (i)(x) 0.04, multiplied by (y) the aggregate principal amount of all Term Loan Advances (as defined in the 2024 LSA) made to the Company by the applicable Lender, divided by (ii) $3.58, which is the exercise price of the Hercules Warrants. Each Hercules Warrant is exercisable for seven years from the LSA Closing Date.

The Amended 2024 LSA includes customary affirmative and negative covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and bank accounts. The 2024 LSA also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the 2024 LSA, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended 2024 LSA.

The Company must maintain Qualified Cash (as defined in the 2024 LSA), beginning on December 1, 2025, in an amount greater than or equal to (x) the outstanding principal amount of the Term Loan Advances, multiplied by (y) the applicable Cash Coverage Percentage (as defined in the Second Amendment), which percentage ranges from a minimum of 60% to a maximum of 100% of Term Loan Advances, depending upon the amount of Qualified Cash.

 The following table shows the amount of principal payments due pursuant to the Term Loans by year:

Principal
Payments
Year ending December 31:	(in thousands)
2025 (remaining three months)	$—
2026	—
2027	5,056
2028	9,944
Total	$15,000

Total interest expense recorded on this facility during the three and nine months ended September 30, 2025 was approximately $482,000 and $1.4 million, respectively. There was no interest expense recorded during the nine months ended September 30, 2024.

15. Segment Disclosures

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

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Partnership revenue	$721	$803	$2,120	$1,928
Product revenue	140	184	445	457
Expenses:
Cost of product revenues	49	68	139	146
Non-clinical development costs	3,808	5,283	12,880	13,230
Clinical development costs	3,727	1,446	9,302	3,993
Personnel and consulting costs	6,817	6,028	20,483	17,435
Stock-based compensation	3,013	2,364	9,228	7,713
Depreciation expense	81	76	245	224
Other segment expenses(1)	3,679	2,064	8,849	7,347
Interest expense (income), net	515	(916)	385	(2,834)
Net Loss	$(20,828)	$(15,426)	$(58,946)	$(44,869)
(1)	Other segment expenses primarily include general and administrative costs not presented in other line items.

16. Net Loss Per Share

Basic net loss per share of Company Common Stock is computed by dividing net loss by the weighted-average number of shares of Company Common Stock which includes the weighted average effect of the Pre-Funded Warrants, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In connection with the Business Combination, HSAC2 Holdings, LLC (the “Sponsor”) agreed that 25% or 1,000,000 of the shares of Company Common Stock held by the Sponsor will be forfeited to the Company on the first business day following the fifth anniversary of the Closing unless, as to 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30-trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30-trading day period (the “Final Milestone Event”).

In connection with the Business Combination, existing Orchestra BioMed, Inc. stockholders had the opportunity to elect to participate in an earnout (the “Earnout”) pursuant to which such each electing stockholder (each, an “Earnout Participant”) may receive a portion of additional contingent consideration of up to 8,000,000 shares of Company Common Stock (the “Earnout Consideration”). Each Earnout Participant agreed to extend their applicable lock-up period from 6 months to 12 months after the Closing, pursuant to an Earnout Election Agreement and such Earnout Participants will collectively be entitled to receive: (i) 4,000,000 shares of the Earnout Consideration, in the event that, from the time beginning immediately after the Closing until the fifth anniversary of the Closing (the “Earnout Period”), the Initial

Milestone Event occurs; and (ii) an additional 4,000,000 shares of the Earnout Consideration, in the event that, during the Earnout Period, the Final Milestone Event occurs. Approximately 91% of Orchestra BioMed, Inc. stockholders elected to participate in the Earnout. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the Merger Agreement) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding). Additionally, 500,000 of the Forfeitable Shares are no longer subject to forfeiture as a result of the Initial Milestone Event.

Diluted net loss per share of Company Common Stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Orchestra BioMed, Inc. Warrants and Private Warrants, and Forfeitable Shares and Earnout Consideration, which would result in the issuance of incremental shares of Company Common Stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2025 and September 30, 2024, as their effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Stock options	7,143,824	5,377,199
Company common stock warrants	4,173,146	1,945,548
Unvested restricted stock equity awards	2,627,131	2,366,375
Forfeitable shares	500,000	500,000
Earnout consideration	4,000,000	4,000,000
Total	18,444,101	14,189,122

17. Subsequent Events

Initiation of the Virtue Trial

On October 27, 2025, the Company announced the first patient enrollments in the Virtue SAB in the Treatment of Coronary ISR Trial (“Virtue Trial”), the Company’s U.S. IDE pivotal trial comparing its highly differentiated Virtue SAB to the AGENT paclitaxel-coated balloon, currently the only drug-coated balloon FDA-approved for a coronary indication. The initial procedures were successfully completed by the teams at The Christ Hospital Heart & Vascular Institute in Cincinnati, OH, and St. Francis Hospital & Heart Center in Roslyn, NY, marking the initiation of the Virtue Trial. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients at up to 75 centers in the United States with enrollment completion currently planned for mid-2027.

Termination and Right of First Refusal Agreement

On October 24, 2025 (the “Effective Date”), Orchestra BioMed, Inc., entered into a termination and right of first refusal agreement (the “Termination and ROFR Agreement”) with Terumo, pursuant to which that certain Distribution Agreement by and between Orchestra and Terumo, dated June 13, 2019 (as subsequently amended, the “Terumo Agreement”), was terminated, and Orchestra BioMed, Inc. agreed to grant Terumo a right of first refusal (the “ROFR”) with respect to certain transactions involving Virtue SAB for the treatment of coronary artery disease globally in exchange for a fee of $10.0 million, which was paid on November 7, 2025. The ROFR does not apply to other vascular indications, such as below-the-knee peripheral artery disease, which were covered by the Terumo Agreement prior to its termination. Accordingly, all rights to these indications are fully retained by the Company. Pursuant to the terms of the Termination and ROFR Agreement, Orchestra BioMed, Inc. has no further performance obligations under the Terumo Agreement.

The ROFR has a term that began on the Effective Date and will end on the date that is 90 days after Orchestra BioMed, Inc. discloses primary endpoint data from its U.S. clinical trial for Virtue SAB pursuant to its investigational device exemption (“IDE”) for ISR to Terumo or the public, whichever occurs first (the “ROFR Period”); provided, however, that the ROFR Period will immediately expire if Terumo completes the acquisition from a third party of the exclusive right to make, use, sell, offer to sell or distribute a Competing Product (as defined in the Termination and ROFR Agreement) in the United States.

Notice of Third-Party Proposal

The ROFR provides that, in the event that during the ROFR Period, Orchestra BioMed, Inc. receives a written proposal (a “Third-Party Proposal”) reflecting the material terms of an agreement pursuant to which Orchestra BioMed, Inc. would grant to a third party either (i) an outright or staged acquisition rights to Virtue SAB or its components or (ii) a license of or the right to distribute Virtue SAB, in each case, in the treatment of coronary artery diseases (a “Virtue Transaction”), Orchestra BioMed, Inc. will promptly deliver notice of each such Third-Party Proposal together with a copy of the applicable Third-Party Proposal to Terumo (a “Third Party Proposal Notice”).

Exercise of ROFR

Pursuant to the Termination and ROFR Agreement, Terumo will have 30 days after delivery of the Third-Party Proposal Notice (the “ROFR Determination Period”) to exercise the ROFR by providing written notice to Orchestra BioMed, Inc. (the “ROFR Notice”). In the event that Terumo exercises the ROFR during the ROFR Determination Period, the Company and Terumo will negotiate in good faith and on an exclusive basis during the period beginning on the date of delivery of the ROFR Notice and ending 90 days thereafter (the “Terumo ROFR Negotiation Period”) to enter into a Virtue Transaction on substantially the same terms set forth in the applicable Third-Party Proposal.

If Terumo fails to deliver a ROFR Notice to Orchestra BioMed, Inc. prior to the expiration of the ROFR Determination Period, Terumo shall be deemed to have waived the ROFR with respect to the applicable Third-Party Proposal. If Terumo is deemed to have waived a Terumo ROFR pursuant to the preceding sentence, or if Terumo delivers a ROFR Notice within the applicable ROFR Determination Period, but the parties fail to enter into a definitive agreement regarding a Virtue Transaction prior to expiration of the Terumo ROFR Negotiation Period, then, in either case, effective upon such expiration, (i) the ROFR shall terminate, and be of no further force or effect, with respect to the applicable Third-Party Proposal Notice and (ii) Orchestra BioMed, Inc. shall be free to terminate negotiations with Terumo and to enter into a Virtue Transaction with the applicable third party; provided that Orchestra BioMed, Inc. shall not enter into a definitive agreement with the applicable third party on terms and conditions that are materially different than the applicable Third Party Proposal without first providing Terumo with a renewed Third Party Proposal Notice and ROFR Determination Period; provided, further, that, if Orchestra BioMed, Inc. does not consummate a transaction with respect to such Third Party Proposal within 90 days after termination of the ROFR, Terumo will retain its ROFR during the remaining portion of the ROFR Period.

Sale Transaction

In the event that Orchestra BioMed, Inc. receives a written proposal reflecting the material terms of an agreement for a Sale Transaction (as defined in the Termination and ROFR Agreement) of Orchestra BioMed, Inc. (such transaction an “Orchestra Sale”), or if Orchestra BioMed, Inc.’s board of directors approves a formal transaction process for a Orchestra BioMed, Inc. Sale (a “Sale Process”), Orchestra BioMed, Inc. will promptly give Terumo written notice (an “Orchestra Sale Notice”). During the period of 30 days that begins with the delivery of the Orchestra Sale Notice (the “Orchestra Sale Notice Period”), Orchestra BioMed, Inc. will not enter into a binding agreement or other arrangement for an Orchestra Sale with any third party. During the Orchestra Sale Notice Period, Terumo shall be given the opportunity to make an offer with respect to a Virtue Transaction, and Orchestra BioMed, Inc. will consider in good faith any such offer made. In addition, Orchestra BioMed, Inc. shall give Terumo the opportunity to participate in any Sale Process and shall consider any offer by Terumo in connection therewith in good faith.

Term

The Termination and ROFR Agreement will remain in effect for (a) the ROFR Period or (b) the end of any Terumo ROFR Negotiation Period and expiration of the parties rights and obligations under Section 3.2 of the Termination and ROFR Agreement with respect to the exercise of the ROFR, whichever comes later; provided that the Termination and ROFR Agreement will automatically terminate in the event that Orchestra BioMed, Inc. has not disclosed primary endpoint data from a U.S. clinical trial pursuant to its IDE for coronary ISR to Terumo or the public prior to the tenth anniversary of the Effective Date.

Terumo Stock Purchase Agreement

On October 24, 2025, concurrent with the execution of the Termination and ROFR Agreement, the Company and TMC entered into a stock purchase agreement (the “Terumo Stock Purchase Agreement”), pursuant to which TMC agreed to purchase 200,000 shares (the “Shares”) of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) at a purchase price equal to $100.00 per Share (the “Purchase Price”) for gross proceeds to the Company of $20.0 million. The closing of the sale of the Shares pursuant to the Terumo Stock Purchase Agreement occurred on November 7, 2025.

Series A Preferred Stock

On November 6, 2025, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation sets forth the rights, preferences, powers, restrictions, and limitations of the Series A Preferred Stock. Below is a summary of certain of the provisions of the Certificate of Designation.

Rank; Liquidation

With respect to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, a holder of Series A Preferred Stock (a “Holder” or, collectively, “Holders”) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment is made to the holders of Company Common Stock (or any other class of securities junior to the Series A Preferred Stock) in an amount equal to the liquidation value of the Shares held by such Holder. The liquidation value of the Series A Preferred Stock will equal the Purchase Price of $100.00 per Share (the “Liquidation Value”) and will be subject to adjustment for stock splits and the like in accordance with the terms of the Certificate of Designation.

Conversion

Under the terms of the Certificate of Designation, a Holder may convert its Shares into Company Common Stock on or after the earlier of (i) the date that both (a) the Company has publicly disclosed primary endpoint data from its U.S. IDE study for ISR and (b) the trading price of the Company Common Stock has been above $15.00 per share on any trading day subsequent to such public disclosure or (ii) the consummation of a Change of Control (as defined in the Certificate of Designation). A Holder may convert all or any portion of the outstanding whole Shares held by such Holder into an aggregate number of shares of Company Common Stock as is determined by (i) multiplying the number of Shares to be converted by the Liquidation Value thereof, and then (ii) dividing the result by the Conversion Price (as defined below) in effect immediately prior to such conversion, with cash being paid in lieu of fractional shares. The “Conversion Price” for the Series A Preferred Stock will be the greater of (i) $12.00 per share and (ii) a 20% discount to the closing price of the Company Common Stock on the Nasdaq Global Market on the date of conversion. Assuming no adjustments to the Conversion Price or the Liquidation Value as a result of stock splits or similar transactions, the 200,000 Shares to be issued would convert into a maximum of 1,666,666 shares of Company Common Stock.

Redemption at the Option of Holders upon a Change of Control

Upon the occurrence of a Change of Control, subject to limited exceptions, each Holder of Shares shall have the right to require the Company to redeem all or any part of such Holder’s Shares at a redemption price in cash equal to the aggregate Liquidation Value of such Shares.

No Voting Rights

Except as otherwise required by the Delaware General Corporation Law, the Holders shall have no voting rights.

Participating Dividends

If the Company declares or pays a dividend or distribution on all shares of the Company Common Stock, whether such dividend or distribution is payable in cash, securities, or other property but excluding any dividend or distribution payable on the Company Common Stock in shares of Company Common Stock, the Company shall simultaneously declare and pay a dividend on the Series A Preferred Stock on a pro rata basis with the Company Common Stock determined on an as-converted basis assuming all Shares had been converted as of immediately prior to the record date of the applicable dividend (or if no record date is fixed, the date as of which the record holders of Company Common Stock entitled to such dividends are to be determined).

Lockup Agreement

On October 24, 2025, concurrent with the execution of the Termination and ROFR Agreement, the Company and Terumo entered into a Lockup Agreement (the “Lockup Agreement”), pursuant to which Terumo agreed, subject to limited exceptions, that it and its affiliates will not Transfer (as such term is defined in the Lockup Agreement) or enter into any swap, hedging or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any shares of Company Common Stock held by Terumo until October 24, 2026; provided that the Lockup Agreement only applies to Company Common Stock held by Terumo and its affiliates as of the date of the Lockup Agreement.

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

Closing of Business Combination

Prior to January 26, 2023, we were a special purpose acquisition company formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On January 26, 2023, we consummated the business combination contemplated by the Agreement and Plan of Merger, dated as of July 4, 2022 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated July 21, 2022, and Amendment No. 2 to Agreement and Plan of Merger, dated November 21, 2022, the “Merger Agreement”) by and among Health Sciences Acquisitions Corporation 2, a special purpose acquisition company incorporated as a Cayman Islands exempted company in 2020 and Orchestra’s predecessor (“HSAC2”), HSAC Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HSAC2 (“Merger Sub”), and Orchestra BioMed, Inc. Pursuant to the Merger Agreement, (i) HSAC2 deregistered in the Cayman Islands in accordance with the Companies Act (2022 Revision) (As Revised) of the Cayman Islands and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”) and (ii) Merger Sub merged with and into Orchestra BioMed, Inc., with Orchestra BioMed, Inc. as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Orchestra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). As part of the Domestication, we changed our name from “Health Sciences Acquisitions Corporation 2” to “Orchestra BioMed Holdings, Inc.” On January 27, 2023, our common stock (“Company Common Stock”) began trading on the Nasdaq Global Market under the symbol “OBIO.”

Overview

We are a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. Our partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products we develop. We are led by a highly accomplished, multidisciplinary management team and a board of directors (our “Board”) with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team.

Our flagship product candidates are Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide, and Virtue® Sirolimus AngioInfusion™ Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic Inc. (an affiliate of Medtronic plc) (“Medtronic”) for the development and commercialization of AVIM Therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker (as amended, the “Medtronic Agreement”). We are actively conducting a double-blind, randomized, global pivotal study (the “BACKBEAT study”), enrolling up to 500 patients with uncontrolled hypertension who are indicated for a Medtronic dual-chamber pacemaker. We currently estimate completion of enrollment of the BACKBEAT study in mid-2026. We recently initiated patient enrollments in the Virtue SAB in the Treatment of Coronary In-Stent Restenosis (“ISR”) Trial (the “Virtue Trial”) for our U.S. investigational device exemption (“IDE”) pivotal study randomizing Virtue SAB vs. Boston Scientific Corporation’s AGENT™ drug coated balloon. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients in the United States with enrollment completion currently planned for mid-2027. We cannot provide assurance that we will be able to complete enrollment of the BACKBEAT study or the Virtue Trial in the timeframes we anticipate.

Since Orchestra BioMed, Inc.’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, our distribution agreement with Terumo (the “Terumo Agreement”), borrowings under debt arrangements, the sale of future revenues, and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). As of September 30, 2025, we have raised a cumulative $334.9 million in gross proceeds. On November 7, 2025, we received $30.0 million pursuant to the Termination and Right of First Refusal Agreement and Terumo Stock Purchase Agreement. Future committed cash receipts expected in April 2026 include $20.0 million from the Medtronic Loan Agreement, and an additional $15.0 million from Ligand pursuant to the Royalty Purchase Agreement. We have incurred net losses each year since inception. Our net losses were $58.9 million and $44.9 million for the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to incur significant losses for the foreseeable future. As of September 30, 2025, we had an accumulated deficit of $368.8 million.

Orchestra BioMed, Inc., our wholly owned subsidiary, was incorporated in Delaware in 2017 and completed a recapitalization and mergers with Caliber Therapeutics, Inc., a Delaware corporation that has, among other things, the rights to the Virtue SAB product candidate and BackBeat Medical, Inc., a Delaware Corporation that has, among other things, the rights to the AVIM Therapy product candidate, in 2018. Orchestra BioMed, Inc. completed the conversions of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC, a Delaware limited liability company, and BackBeat Medical, Inc. to BackBeat Medical, LLC, a Delaware limited liability company, in 2019.

Recent Developments

Initiation of the Virtue Trial

On October 27, 2025, we announced the first patient enrollments in the Virtue SAB in the Treatment of Coronary ISR Trial (“Virtue Trial”), our U.S. IDE pivotal trial comparing its highly differentiated Virtue SAB to the AGENT paclitaxel-coated balloon, currently the only drug-coated balloon FDA-approved for a coronary indication. The initial cases were successfully completed by the teams at The Christ Hospital Heart & Vascular Institute in Cincinnati, OH, and St. Francis Hospital & Heart Center in Roslyn, NY, marking the initiation of the Virtue Trial. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients at up to 75 centers in the United States with enrollment completion currently planned for mid-2027.

Termination and Right of First Refusal Agreement

On October 24, 2025 (the “Effective Date”), Orchestra BioMed, Inc. entered into a termination and right of first refusal agreement (the “Termination and ROFR Agreement”) with Terumo Corporation (“Terumo Corporation”) and Terumo Medical Corporation (“TMC” and, collectively with Terumo Corporation, “Terumo”), pursuant to which the Terumo Agreement was terminated, and Orchestra BioMed, Inc. agreed to grant Terumo a right of first refusal (the “ROFR”) with respect to certain transactions involving Virtue SAB for the treatment of coronary artery disease globally in exchange for a fee of $10.0 million, which is to be paid no later than 10 business days after the Effective Date. The ROFR does not apply to other vascular indications, such as below-the-knee peripheral artery disease, which were covered by the Terumo Agreement prior to its termination. Accordingly, all rights to these indications are fully retained by us. Pursuant to the terms of the Termination and ROFR Agreement, Orchestra BioMed, Inc. has no further performance obligations under the Terumo Agreement.

The ROFR has a term that began on the Effective Date and will end on the date that is 90 days after Orchestra BioMed, Inc. discloses primary endpoint data from the Virtue Trial to Terumo or the public, whichever occurs first (the “ROFR Period”); provided, however, that the ROFR Period will immediately expire if Terumo completes the acquisition from a third party of the exclusive right to make, use, sell, offer to sell or distribute a Competing Product (as defined in the Termination and ROFR Agreement) in the United States.

Notice of Third-Party Proposal

The ROFR provides that, in the event that during the ROFR Period, Orchestra BioMed, Inc. receives a written proposal (a “Third-Party Proposal”) reflecting the material terms of an agreement pursuant to which Orchestra BioMed, Inc. would grant to a third party either (i) an outright or staged acquisition rights to Virtue SAB or its components or (ii) a license of or the right to distribute Virtue SAB, in each case, in the treatment of coronary artery diseases (a “Virtue Transaction”), Orchestra BioMed, Inc. will promptly deliver notice of each such Third-Party Proposal together with a copy of the applicable Third-Party Proposal to Terumo (a “Third Party Proposal Notice”).

Exercise of ROFR

Pursuant to the Termination and ROFR Agreement, Terumo will have 30 days after delivery of the Third-Party Proposal Notice (the “ROFR Determination Period”) to exercise the ROFR by providing written notice to Orchestra BioMed, Inc. (the “ROFR Notice”). In the event that Terumo exercises the ROFR during the ROFR Determination Period, we and Terumo will negotiate in good faith and on an exclusive basis during the period beginning on the date of delivery of the ROFR Notice and ending 90 days thereafter (the “Terumo ROFR Negotiation Period”) to enter into a Virtue Transaction on substantially the same terms set forth in the applicable Third-Party Proposal.

If Terumo fails to deliver a ROFR Notice to Orchestra BioMed, Inc. prior to the expiration of the ROFR Determination Period, Terumo shall be deemed to have waived the ROFR with respect to the applicable Third-Party Proposal. If Terumo is deemed to have waived a Terumo ROFR pursuant to the preceding sentence, or if Terumo delivers a ROFR Notice within the applicable ROFR Determination Period, but the parties fail to enter into a definitive agreement regarding a Virtue Transaction prior to expiration of the Terumo ROFR Negotiation Period, then, in either case, effective upon such expiration, (i) the ROFR shall terminate, and be of no further force or effect, with respect to the applicable Third-Party Proposal Notice and (ii) Orchestra BioMed, Inc. shall be free to terminate negotiations with Terumo and to enter into a Virtue Transaction with the applicable third party; provided that Orchestra BioMed, Inc. shall not enter into a definitive agreement with the applicable third party on terms and conditions that are materially different than the applicable Third Party Proposal without first providing Terumo with a renewed Third Party Proposal Notice and ROFR Determination Period; provided, further, that, if Orchestra BioMed, Inc. does not consummate a transaction with respect to such Third Party Proposal within 90 days after termination of the ROFR, Terumo will retain its ROFR during the remaining portion of the ROFR Period.

Sale Transaction

In the event that Orchestra BioMed, Inc. receives a written proposal reflecting the material terms of an agreement for a Sale Transaction (as defined in the Termination and ROFR Agreement) of Orchestra BioMed, Inc. (such transaction an “Orchestra Sale”), or if Orchestra BioMed, Inc.’s board of directors approves a formal transaction process for a Orchestra BioMed, Inc. Sale (a “Sale Process”), Orchestra BioMed, Inc. will promptly give Terumo written notice (an “Orchestra Sale Notice”). During the period of 30 days that begins with the delivery of the Orchestra Sale Notice (the “Orchestra Sale Notice Period”), Orchestra BioMed, Inc. will not enter into a binding agreement or other arrangement for an Orchestra Sale with any third party. During the Orchestra Sale Notice Period, Terumo shall be given the opportunity to make an offer with respect to a Virtue Transaction, and Orchestra BioMed, Inc. will consider in good faith any such offer made. In addition, Orchestra BioMed, Inc. shall give Terumo the opportunity to participate in any Sale Process and shall consider any offer by Terumo in connection therewith in good faith.

Term

The Termination and ROFR Agreement will remain in effect for (a) the ROFR Period or (b) the end of any Terumo ROFR Negotiation Period and expiration of the parties rights and obligations under Section 3.2 of the Termination and ROFR Agreement with respect to the exercise of the ROFR, whichever comes later; provided that the Termination and ROFR Agreement will automatically terminate in the event that Orchestra BioMed, Inc. has not disclosed primary endpoint data from a U.S. clinical trial pursuant to its IDE for coronary ISR to Terumo or the public prior to the tenth anniversary of the Effective Date.

Terumo Stock Purchase Agreement

On October 24, 2025, concurrent with the execution of the Termination and ROFR Agreement, we entered into a stock purchase agreement with TMC (the “Terumo Stock Purchase Agreement”), pursuant to which TMC agreed to purchase 200,000 shares (the “Shares”) of our Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) at a purchase price equal to $100.00 per Share (the “Purchase Price”) for gross proceeds to us of $20.0 million. The closing of the sale of the Shares pursuant to the Terumo Stock Purchase Agreement occurred on November 7, 2025.

Series A Preferred Stock

On November 6, 2025, we filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation sets forth the rights, preferences, powers, restrictions, and limitations of the Series A Preferred Stock. Below is a summary of certain of the provisions of the Certificate of Designation.

Rank; Liquidation

With respect to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, a holder of Series A Preferred Stock (a “Holder” or, collectively, “Holders”) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment is made to the holders of Company Common Stock (or any other class of securities junior to the Series A Preferred Stock) in an amount equal to the liquidation value of the Shares held by such Holder. The liquidation value of the Series A Preferred Stock will equal the Purchase Price of $100.00 per Share (the “Liquidation Value”) and will be subject to adjustment for stock splits and the like in accordance with the terms of the Certificate of Designation.

Conversion

Under the terms of the Certificate of Designation, a Holder may convert its Shares into Company Common Stock on or after the earlier of (i) the date that both (a) we have publicly disclosed primary endpoint data from its U.S. IDE study for ISR and (b) the trading price of the Company Common Stock has been above $15.00 per share on any trading day subsequent to such public disclosure or (ii) the consummation of a Change of Control (as defined in the Certificate of Designation). A Holder may convert all or any portion of the outstanding whole Shares held by such Holder into an aggregate number of shares of Company Common Stock as is determined by (i) multiplying the number of Shares to be converted by the Liquidation Value thereof, and then (ii) dividing the result by the Conversion Price (as defined below) in effect immediately prior to such conversion, with cash being paid in lieu of fractional shares The “Conversion Price” for the Series A Preferred Stock will be the greater of (i) $12.00 per share and (ii) a 20% discount to the closing price of the Company Common Stock on the Nasdaq Global Market on the date of conversion. Assuming no adjustments to the Conversion Price or the Liquidation Value as a result of stock splits or similar transactions, the 200,000 Shares to be issued would convert into a maximum of 1,666,666 shares of Company Common Stock.

Redemption at the Option of Holders upon a Change of Control

Upon the occurrence of a Change of Control, subject to limited exceptions, each Holder of Shares shall have the right to require the Company to redeem all or any part of such Holder’s Shares at a redemption price in cash equal to the aggregate Liquidation Value of such Shares.

No Voting Rights

Except as otherwise required by the Delaware General Corporation Law, the Holders shall have no voting rights.

Participating Dividends

If we declare or pay a dividend or distribution on all shares of the Company Common Stock, whether such dividend or distribution is payable in cash, securities, or other property but excluding any dividend or distribution payable on the Company Common Stock in shares of Company Common Stock, we shall simultaneously declare and pay a dividend on the Series A Preferred Stock on a pro rata basis with the Company Common Stock determined on an as-converted basis assuming all Shares had been converted as of immediately prior to the record date of the applicable dividend (or if no record date is fixed, the date as of which the record holders of Company Common Stock entitled to such dividends are to be determined).

Lockup Agreement

On October 24, 2025, concurrent with the execution of the Termination and ROFR Agreement, we and Terumo entered into a Lockup Agreement (the “Lockup Agreement”), pursuant to which Terumo agreed, subject to limited exceptions, that it and its affiliates will not Transfer (as such term is defined in the Lockup Agreement) or enter into any swap, hedging or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any shares of Company Common Stock held by Terumo until October 24, 2026; provided that the Lockup Agreement only applies to Company Common Stock held by Terumo and its affiliates as of the date of the Lockup Agreement.

Registration Statement

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of Company Common Stock in connection with the Business Combination. Pursuant to the Amended and Restated Registration Rights Agreement we entered into in connection with the closing of the Business Combination and certain warrant agreements, we filed a registration statement (the “Resale Registration Statement”), which was declared effective on May 9, 2024, that registers, among other things, the resale of an aggregate of 18,586,201 shares of Company Common Stock, which constitutes approximately 33% of the outstanding Company Common Stock as of November 6, 2025. Additionally, some of the shares of the Company Common Stock being registered for resale were originally purchased by selling stockholders pursuant to investments in Orchestra BioMed, Inc. or HSAC2 at prices considerably below the current market price of the Company Common Stock. These selling stockholders may realize a positive rate of return on the sale of their shares of Company Common Stock covered by the Resale Registration Statement and therefore will have an incentive to sell their shares. Public shareholders may not experience a similar rate of return on shares of Company Common Stock they purchased. This discrepancy in purchase prices may have an impact on the market perception of the Company Common Stock’s value and could increase the volatility of the market price of the Company Common Stock or result in a significant decline in the public trading price of the Company Common Stock. The registration of these shares of Company Common Stock for resale creates the possibility of a significant increase in the supply of the Company Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of the Company Common Stock.

Components of Our Results of Operations

Partnership Revenue

To date, our partnership revenues have related to the Terumo Agreement described below. In future periods, partnership revenues may also include revenues related to the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Orchestra BioMed, Inc., BackBeat Medical, LLC and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”), discussed in Note 4 to the Consolidated Financial Statements.

Orchestra BioMed, Inc. entered into the Terumo Agreement in June 2019, and has determined that the arrangement represents a contract with a customer and is therefore in scope of ASC 606, Revenues from Contracts with Customers (“ASC 606”). Under the Terumo Agreement, Orchestra BioMed, Inc. received an upfront payment of $30.0 million in

2019 and an equity commitment of up to $5 million of which $2.5 million was invested in June 2019 as part of Orchestra BioMed, Inc. Series B-1 financing and $2.5 million was invested in June 2022 as part of Orchestra BioMed, Inc. Series D-2 financing.

Under the Terumo Agreement, we were initially eligible for certain milestone payments in the amount of $65.0 million from Terumo upon completion of certain minimum enrollments in clinical studies, making certain filings and submissions, and obtaining certain regulatory approvals and certifications, and are also eligible to earn royalties on future sales by Terumo based on royalty rates ranging from 10 - 15%. Of these milestone payments, $35.0 million relate to achieving certain milestones by specified target achievement dates. As of September 30, 2025, the target achievement dates for all time-based milestone payments had passed, in each case, without achieving the related milestones.

As previously disclosed, we entered into a mediation procedure with Terumo pursuant to the Terumo Agreement and the International Mediation Rules of the International Centre for Dispute Resolution. As a result of this mediation procedure, we and Terumo entered into the Termination and ROFR Agreement on October 24, 2025, pursuant to which, among other things, the Terumo Agreement was terminated. See “Recent Developments—Termination and Right of First Refusal Agreement” above in this Item 2. Accordingly, we will not earn any milestone payments under the Terumo Agreement.

We recorded the $30.0 million upfront payment received in 2019 from Terumo within deferred revenue and are recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary ISR indication, for which we are primarily responsible. We have recognized $16.7 million in cumulative partnership revenues from 2019 through September 30, 2025. There were no other proceeds received pursuant to the Terumo Agreement from 2019 through September 30, 2025.

In June 2022, Orchestra BioMed, Inc. entered into the Medtronic Agreement for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. On July 31, 2025, Orchestra BioMed, Inc., our wholly owned subsidiary BackBeat Medical, LLC, and Medtronic entered into an amendment the Medtronic Agreement, which became effective on August 4, 2025 (the “Medtronic Agreement Amendment”), to provide, among other things, a development and commercialization framework for future AVIM-therapy integration into a dual-chamber leadless pacemaker. Pursuant to the Medtronic Agreement Amendment, we will be required, among other things, to reimburse Medtronic for certain expenses incurred in connection with the integration of AVIM-therapy into Medtronic’s dual-chamber leadless pacemaker, up to a specified cap.

We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic, Inc., an affiliate of Medtronic plc (“Medtronic”), is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement, as amended pursuant to the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”), should be accounted for under ASC 606. Through September 30, 2025, there have been no amounts recognized as revenue under the Amended Medtronic Agreement.

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

Interest (Expense) Income, Net

Interest (expense) income, net reflects the income generated from marketable securities during the year. Interest expense is attributable to loan interest and interest related to the Royalty Purchase Agreement.

On July 31, 2025, we entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Royalty Purchase Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired the right to receive tiered royalty payments from us (the “Royalty Interest”) with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with worldwide net product sales, or other product revenue received by, by us and our licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) and (b)

Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment. At execution of the Royalty Purchase Agreement, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 22.5%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by us to Ligand and, correspondingly, the amount of interest expense recorded by us.

On November 6, 2024 (the “LSA Closing Date”), we and certain of our subsidiaries (together, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024 ( “2024 LSA”). Prior to July 31, 2025, the 2024 LSA provided a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second and third tranche of up to an aggregate of $15.0 million were available upon achievement of certain performance and financing milestones. Additionally, we had access to a fourth tranche of $20.0 million subject to future approval. On July 31, 2025, the Borrower, the Hercules Lenders and Hercules entered into the Second Amendment to the 2024 LSA, which, amended the existing 2024 LSA to, among other things, (i) delay the initial date upon which we must begin amortizing term loans under the 2024 LSA from (a) December 1, 2026 (with amortization payments delayed to as late December 1, 2027 if certain conditions were met) to (b) July 1, 2027 (with amortization payments delayed to as late as January 1, 2028 if certain conditions are met); (ii) increase by $15.0 million (from $20.0 million to $35.0 million) the amount that that may be borrowed by us in the discretion of the lender’s investment committee’s and (iii) eliminate our ability to draw up to $15.0 million if certain milestones are achieved. The Term Loan has a maturity date of November 6, 2028 and accrues interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. Refer to Note 14 – “Debt Financing” to our Consolidated Financial Statements.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table presents our statement of operations data for the nine months ended September 30, 2025 and 2024, and the dollar and percentage change between the two periods (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change $	Change %
Revenue:
Partnership revenue	$2,120	$1,928	$192	10%
Product revenue	445	457	(12)	(3)%
Total revenue	2,565	2,385	180	8%
Expenses:
Cost of product revenues	139	146	(7)	(5)%
Research and development	41,362	31,833	9,529	30%
Selling, general and administrative	19,625	18,030	1,595	9%
Total expenses	61,126	50,009	11,117	22%
Loss from operations	(58,561)	(47,624)	(10,937)	(23)%
Other (expense) income:
Interest (expense) income, net	(385)	2,834	(3,219)	(114)%
Loss on fair value of strategic investments	—	(68)	68	100%
Other expense	—	(11)	11	100%
Total other (expense) income	(385)	2,755	(3,140)	(114)%
Net loss	$(58,946)	$(44,869)	$(14,077)	(31)%

Partnership Revenue

Partnership revenue increased by $192,000, or approximately 10%, to $2.1 million in the nine months ended September 30, 2025 from $1.9 million for the nine months ended September 30, 2024. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary.

For the nine months ended September 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $10.1 million and $10.5 million, respectively. The estimated total costs associated with the Terumo Agreement through completion were similar as of September 30, 2025 compared to the estimates as of December 31, 2024, and increased by approximately 2.6% as of September 30, 2024, as compared to the estimates as of December 31, 2023.

While we believe we have historically estimated total costs associated with the Terumo Agreement through completion, these estimates encompass a broad range of expenses over a multi-year period and, as such, are subject to periodic changes as new information becomes available.

Product Revenue

Product revenue decreased by $12,000, or approximately 3%, to $445,000 in the nine months ended September 30, 2025 from $457,000 for the nine months ended September 30, 2024.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was due to a decrease in the purchase volume. There were no changes to the per unit sale price between the periods presented.

Cost of Product Revenue

Cost of product revenue decreased by $7,000, or approximately 5%, to $139,000 in the nine months ended September 30, 2025 from $146,000 for the nine months ended September 30, 2024. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Personnel and consulting costs	$18,965	$14,416
Non-clinical development costs	13,095	13,424
Clinical development costs	9,302	3,993
Total research and development expenses	$41,362	$31,833

Research and development expenses increased by $9.5 million, or approximately 30%, to $41.4 million for the nine months ended September 30, 2025 from $31.8 million for the nine months ended September 30, 2024. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT study and to advance Virtue SAB into the Virtue Trial, which commenced in October 2025. The increase included an increase of $5.3 million in clinical development costs, an increase in personnel-related expenses of $3.4 million due to increased headcount and consulting costs, and an increase in stock-based compensation of $1.1 million, partially offset by a decrease of $329,000 in non-clinical development costs associated with research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $10.0 million for the nine months ended September 30, 2025 and $10.4 million for the nine months ended September 30, 2024 related to the Terumo Agreement. The decrease of $400,000 is due to decreased expense activity related to the Terumo Agreement during the nine months ended September 30, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million, or approximately 9%, to $19.6 million for the nine months ended September 30, 2025, from $18.0 million of expense for the nine months ended September 30, 2024. The increase primarily resulted from an increase of $1.3 million in accounting, finance, legal, marketing, investor relations and public relations expenses and an increase of $396,000 in stock-based compensation.

Interest (Expense) Income, Net

Interest (expense) income, net, decreased by $3.2 million, or approximately 114%, to $385,000 of interest expense for the nine months ended September 30, 2025, from $2.8 million of income for the nine months ended September 30, 2024. The net interest income in the 2025 period consisted primarily of interest earned from marketable securities partially offset by monthly interest expense resulting from the Amended 2024 LSA and the Royalty Purchase Agreement. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities. The decrease in interest (expense) income, net resulted from interest expense related to the Amended 2024 LSA and the Royalty Purchase Agreement, which was not in place during 2024.

Loss on Fair Value of Strategic Investments

No gain or loss on fair value of strategic investments was recognized for the nine months ended September 30, 2025. The loss of $68,000 for the nine months ended September 30, 2024 related to the change in fair value in our common stock holdings of a previously publicly-held company.

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table presents our statement of operations data for the three months ended September 30, 2025 and 2024, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended September 30,
	2025	2024	Change $	Change %
Revenue:
Partnership revenue	$721	$803	$(82)	$(10)%
Product revenue	140	184	(44)	(24)%
Total revenue	861	987	(126)	(13)%
Expenses:
Cost of product revenues	49	68	(19)	(28)%
Research and development	14,027	11,595	2,432	21%
Selling, general and administrative	7,098	5,666	1,432	25%
Total expenses	21,174	17,329	3,845	22%
Loss from operations	(20,313)	(16,342)	(3,971)	(24)%
Other (expense) income:
Interest (expense) income, net	(515)	916	(1,431)	(156)%
Total other (expense) income	(515)	916	(1,431)	(156)%
Net loss	$(20,828)	$(15,426)	$(5,402)	$(35)%

Partnership Revenue

Partnership revenue decreased by $82,000, or approximately 10%, to $721,000 in the three months ended September 30, 2025 from $803,000 for the three months ended September 30, 2024. Partnership revenue relates to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB Coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. As of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary.

For the three months ended September 30, 2025 and 2024, the expenses incurred related to the Terumo Agreement were approximately $3.3 million and $3.6 million, respectively. The estimated total costs associated with the Terumo Agreement through completion decreased by approximately 0.3% as of September 30, 2025 as compared to the estimates as of June 30, 2025, and were similar as of September 30, 2024, as compared to the estimates as of June 30, 2024.

Product Revenue

Product revenue decreased by $44,000, or approximately 24%, to $140,000 in the three months ended September 30, 2025 from $184,000 for the three months ended September 30, 2024.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was primarily due to a decrease in the purchase volume. There were no changes to the per unit sale price in either period presented.

Cost of Product Revenue

Cost of product revenue decreased by $19,000, or approximately 28%, to $49,000 in the three months ended September 30, 2025 from $68,000 for the three months ended September 30, 2024. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Personnel and consulting costs	$6,421	$4,800
Non-clinical development costs	3,879	5,349
Clinical development costs	3,727	1,446
Total research and development expenses	$14,027	$11,595

Research and development expenses increased by $2.4 million, or approximately 21%, to $14.0 million for the three months ended September 30, 2025, from $11.6 million for the three months ended September 30, 2024. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT study and to advance Virtue SAB into the Virtue Trial, which commenced in October 2025. The increase included an increase of $2.3 million in clinical development costs, an increase in personnel-related expenses of $1.2 million due to increased headcount and consulting costs, and an increase in stock-based compensation of $409,000, partially offset by a decrease of $1.5 million in non-clinical development costs associated with research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $3.2 million for the three months ended September 30, 2025 and $3.6 million for the three months ended September 30, 2024 related to the Terumo Agreement. The decrease of $400,000 is due to decreased expense activity related to the Terumo Agreement during the three months ended September 30, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.4 million, or approximately 25%, to $7.1 million for the three months ended September 30, 2025, from $5.7 million of expense for the three months ended September 30, 2024. The increase was primarily due to an increase in accounting, finance, legal, marketing, investor relations, and public relations expenses.

Interest (Expense) Income, Net

Interest (expense) income, net, decreased by $1.4 million, or approximately 156%, to $515,000 of net interest expense for the three months ended September 30, 2025, from $916,000 of net interest income for the three months ended September 30, 2024. The decrease in interest (expense) income, net resulted from interest expense related to the Amended 2024 LSA and the Royalty Purchase Agreement.

Liquidity and Capital Resources

Overview

From inception through September 30, 2025, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $58.9 million and $44.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $368.8 million. We have funded our operations primarily through the issuance of common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, the Terumo Agreement, borrowings under debt arrangements, the sale of future revenues, and to a lesser extent, revenue from FreeHold products. As of September 30, 2025, we have raised a cumulative total of $334.9 million in gross proceeds. We had $95.8 million in cash and cash equivalents and marketable securities at September 30, 2025, comprised of $42.0 million in cash and cash equivalents and $53.8 million in marketable securities. Cash and cash equivalents consisted primarily of bank deposits and money market funds while short-term marketable securities consisted primarily of our investments in corporate debt securities. Future committed cash receipts expected in April 2026 include $20.0 million from the Medtronic Loan Agreement, and an additional $15.0 million from Ligand pursuant to the Royalty Purchase Agreement. On November 7, 2025, we received $30.0 million pursuant to the Termination and Right of First Refusal Agreement and Terumo Stock Purchase Agreement.

Funding Requirements

We intend to prioritize spending on our two flagship product candidates and expect operating expenses to increase accordingly. The additional investment will support clinical study costs and expanded research and development activities related to our AVIM-enabled Therapy and Virtue SAB programs, as well as the continued execution of the BACKBEAT study and Virtue Trial.

Based on internally prepared budget estimates that reflect our operating priorities, we anticipate that our Cash and cash equivalents, Marketable securities, proceeds received subsequent to September 30, 2025 but prior to the filing of this Quarterly Report on Form 10-Q, expected future proceeds from contractual financing commitments and other potential future proceeds described below are sufficient to fund our operations into the fourth quarter of 2027. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the receipt of payments under the Royalty Purchase Agreement and the Amended Medtronic Loan Agreement, and the realization of cash from the sale of some or all of our strategic holdings, most notably, Vivasure Medical. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including the issuance of new equity, and/or other financing structures. In this regard, as of the date of this Quarterly Report on Form 10-Q, we may sell up to $100.0 million of shares of Company Common Stock under the sales agreement we entered into with TD Securities (USA) LLC (the “Sales Agreement”).

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

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(46,693)	$(37,020)
Net cash (used in) provided by investing activities	(9,229)	16,842
Net cash provided by financing activities	75,673	15,224
Net increase (decrease) in cash and cash equivalents	$19,751	$(4,954)

Comparison of the Nine Months Ended September 30, 2025 and 2024

Net Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $46.7 million and primarily consisted of our net loss of $58.9 million and changes in net operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $10.3 million. Our non-cash charges primarily consisted of stock-based compensation of $9.2 million, partially offset by $491,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other liabilities of $4.3 million, partially offset by a decrease in deferred revenue of $2.1 million.

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

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $9.2 million, which primarily consisted of the purchase of $50.7 million of marketable securities and purchases of property and equipment of $456,000, partially offset by the sale of $41.9 million of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $16.8 million, which primarily consisted of the sale of $69.4 million of marketable securities, partially offset by the purchase of $52.4 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $75.7 million, which primarily consisted of $57.8 million of proceeds from the sale of common stock and the pre-funded warrants, net of issuance costs and $20.0 million of proceeds from the sale of future royalties, partially offset by $1.1 million of deferred financing costs related to the Royalty Purchase Agreement and $1.1 million used to settle taxes associated with restricted stock vesting.

Net cash provided by financing activities of $15.2 million for the nine months ended September 30, 2024 was primarily attributable to the proceeds of $15.0 million, net of issuance costs, from the at-the-market offering under the Open Market Sale AgreementSM, dated May 15, 2024, which we entered into with Jefferies LLC (the “Prior Agreement”). The Prior Agreement was terminated on August 12, 2024 in connection with our entry into the Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2025 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$2,056	$843	$1,213	$—	$—
Debt, principal and interest(1)	19,589	1,444	15,279	2,866	—
Total	$21,645	$2,287	$16,492	$2,866	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules, as amended. The Amended 2024 LSA will mature in November 2028. Refer to Note 14 to the Consolidated Financial Statements for additional information.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including estimates related to the total costs expected to be incurred though the completion of the combined performance obligation of the Terumo Agreement, effective interest expense related to the Royalty Purchase Agreement, research and development prepayments, accruals and related expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Partnership Revenues

To date, our partnership revenues have related to the Terumo Agreement described below. Pursuant to the terms of the Termination and ROFR Agreement, the Terumo Agreement was terminated on October 24, 2025. In future periods, partnership revenues may also include revenues related to the Medtronic Agreement, discussed in Note 4 to the Consolidated Financial Statements.

Orchestra BioMed, Inc. entered into the Terumo Agreement as further described in Note 3 to the Consolidated Financial Statements. We assessed whether the Terumo Agreement fell within the scope of ASC 808 based on whether the arrangement involved joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. We determined that the Terumo Agreement did not fall within the scope of ASC 808. We then analyzed the arrangement pursuant to the provisions of ASC 606 and determined that the arrangement represents a contract with a customer and is therefore within the scope of ASC 606.

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

In the nine months ended September 30, 2025, we updated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation. The impact of the changes in estimates resulted in an increase in partnership revenues of $19,000, which resulted in a de minimis effect on net loss per share, basic and diluted. In the nine months ended September 30, 2024, the impact of the changes in estimates resulted in a reduction of partnership revenues of $371,000, which resulted in a $0.01 effect on net loss per share, basic and diluted.

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

In June 2022, Orchestra BioMed, Inc., BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through September 30, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Prior to the Business Combination, due to the absence of an active market for Orchestra BioMed, Inc.’s common stock, Orchestra BioMed, Inc. utilized methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. The fair value of Orchestra BioMed, Inc.’s common stock was determined based upon a variety of factors, including valuations of Orchestra BioMed, Inc.’s common stock performed with the assistance of independent third-party valuation specialists; Orchestra BioMed, Inc.’s stage of development and business strategy, including the status of research and development efforts of its product candidates, and the material risks related to its business and industry; Orchestra BioMed, Inc.’s business conditions and projections; Orchestra BioMed, Inc.’s results of operations and financial position, including its levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of Orchestra BioMed, Inc.’s common stock as a private company; the prices of Orchestra BioMed, Inc.’s convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock; the likelihood of achieving a liquidity event for the holders of Orchestra BioMed, Inc.’s common stock, such as an initial public offering or a sale of Orchestra BioMed, Inc. given prevailing market conditions; trends and developments in its industry; the hiring of key personnel and the experience of management; and external market conditions affecting the life sciences and biotechnology industry sectors. Significant changes to the key assumptions underlying the factors used could result in different fair values of Orchestra BioMed, Inc.’s common stock at each valuation date. In determining the exercise prices for options granted and fair value of restricted stock, we have considered the fair value of the common stock as of the grant date.

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

●	Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. Our historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (SAB) No. 107. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.
●	Expected Volatility — We consummated the Business Combination on January 26, 2023 and lack sufficient company-specific historical and implied volatility information. Therefore, we derived expected stock volatility using a weighted average blend of historical volatility of comparable peer public companies and our own historical volatility, over a period equivalent to the expected term of the stock-based awards.
●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
●	Expected Dividend Yield — The expected dividend yield is zero as neither we nor Orchestra BioMed, Inc. has paid, and we do not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.
●	Common Stock Valuation — Prior to the Business Combination, given the absence of a public trading market for Orchestra BioMed, Inc.’s common stock, Orchestra BioMed, Inc.’s board of directors considered numerous subjective and objective factors to determine the best estimate of fair value of Orchestra BioMed, Inc.’s common stock underlying the stock options granted to its employees and non-employees. In determining the grant date fair value of Orchestra BioMed, Inc.’s common stock, Orchestra BioMed, Inc.’s board considered, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Business Combination, our board of directors determines the fair value of the Company Common Stock based on the closing price of the Company Common Stock on or around the date of grant.

During the three months ended September 30, 2025 and 2024, stock-based compensation was $3.0 million and $2.4 million, respectively. During the nine months ended September 30, 2025 and 2024, stock-based compensation was $9.2 million and $7.7 million, respectively. As of September 30, 2025, we had approximately $16.2 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Upon losing our status as an emerging growth company, we will be required to hold nonbinding advisory votes on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our Consolidated Financial Statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Upon losing emerging growth company status, we will no longer be able to use the extended transition period for complying with new or revised financial accounting standards.

We expect to lose emerging growth company status on December 31, 2025. However, we will continue to be a “smaller reporting company” as defined in the Exchange Act after we lose emerging growth company status. As a smaller reporting company, we will continue to not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as long as (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting Company Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. We may also take advantage of certain reduced disclosure requirements as a smaller reporting company, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting Company Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii)(a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting Company Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Inducement Plan

On November 6, 2025, the Board, upon the recommendation of the Compensation Committee of the Board, approved the adoption of the Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan (the “Inducement Plan”), to be effective immediately, pursuant to which the Company has reserved 950,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 (the “Inducement Award Rules”). In accordance with Inducement Award Rules, the Company did not seek approval of the Inducement Plan by its stockholders.

Complete copies of the Inducement Plan, the Form of Stock Option Grant Notice and Stock Option Agreement for the Inducement Plan and the Form of Restricted Stock Unit Grant Notice and Award Agreement for the Inducement Plan are filed herewith as Exhibits 10.13, 10.14 and 10.15, respectively, and are incorporated herein by reference. The above summary of the terms of the Inducement Plan and the forms of agreements does not purport to be complete and is qualified in its entirety by reference to such exhibits.

Amendment to Certificate of Incorporation; Material Modification to Rights of Security Holders

On November 6, 2025, pursuant to the terms of the Terumo Stock Purchase Agreement, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 200,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, out of the Company’s authorized preferred stock. The Certificate of Designation sets forth the rights, preferences, powers, restrictions, and limitations of the Series A Preferred Stock. For a summary of certain of the provisions of the Certificate of Designation, please see the disclosure under the heading “Recent Developments—Series A Preferred Stock” in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference. The disclosure incorporated herein by reference is qualified in its entirety by reference to the Certificate of Designation, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2+	Certificate of Designation of Series A Convertible Preferred Stock, dated November 6, 2025
3.3	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
4.1	Warrant issued to Ligand Pharmaceuticals Incorporated, dated August 4, 2025 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).
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

10.6

Amendment No. 1 to Stock Purchase Agreement, by and between the Company and Covidien Group S.à.r.l., dated August 1, 2025 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

10.7

Second Amendment to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.8

Registration Rights Agreement, dated August 4, 2025, by and among the Company, Ligand Pharmaceuticals Incorporated and Covidien Group S.à.r.l. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

10.9˄

Amendment No. 1 to Exclusive License and Collaboration Agreement, dated as of August 1, 2025, by and among the Company, BackBeat Medical, LLC and Medtronic, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

10.10

Termination and ROFR Agreement, by and between the Orchestra BioMed, Inc., Terumo Corporation and Terumo Medical Corporation, dated October 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2025).

10.11

Stock Purchase Agreement, by and between the Company and Terumo Medical Corporation, dated October 24, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2025).

10.12

Lockup Agreement, by and among the Company, Terumo Corporation and Terumo Medical Corporation, dated October 24, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 28, 2025).

10.13+#	Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan.
10.14+#	Form of Stock Option Grant Notice and Stock Option Agreement for the Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan.

10.15+#	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan.
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Filed herewith.

#     Indicates a management contract or compensatory plan.

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: November 10, 2025	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)