Form 10-K
period 2025-12-31
Orchestra BioMed Holdings, Inc.
filed 2026-03-12
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

150 Union Square Drive

New Hope, Pennsylvania 18938

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (215) 862-5797

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OBIO	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $63.4 million as computed by reference to the closing price of the common stock on the Nasdaq Global Market on that date.

As of March 10, 2026, the registrant had 58,520,901 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

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

v

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

Our Company

We are a biomedical innovation company accelerating high-impact technologies to patients through strategic collaborations with market-leading global medical device companies. We are led by a highly accomplished, multidisciplinary management team and a board of directors with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team.

Our flagship product candidates are Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide, and Virtue® Sirolimus AngioInfusion™ Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic, Inc. (an affiliate of Medtronic plc) (“Medtronic”) for the development and commercialization of AVIM Therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker (as amended, the “Medtronic Agreement”). We are actively conducting a double-blind, randomized, global pivotal study (the “BACKBEAT study”), enrolling up to 500 patients with uncontrolled hypertension who are indicated for a Medtronic dual-chamber pacemaker, with enrollment completion currently planned for mid-2026. We recently initiated patient enrollments in the Virtue SAB in the Treatment of Coronary In-Stent Restenosis (“ISR”) Trial (the “Virtue Trial”) for our U.S. investigational device exemption (“IDE”) pivotal study randomizing Virtue SAB vs. Boston Scientific Corporation’s AGENT™ drug-coated balloon. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients in the United States with enrollment completion currently planned for mid-2027.

Our Flagship Candidates

AVIM Therapy

AVIM Therapy is a bioelectronic therapy candidate designed to immediately, substantially and sustainably lower blood pressure. AVIM Therapy can be fully integrated as a firmware upgrade to standard cardiac pacemakers. HTN is the most common comorbidity in the pacemaker population affecting over 70% of the pacemaker-indicated patients, making AVIM Therapy a potentially highly attractive therapeutic solution for these patients. AVIM Therapy may offer therapeutic benefits to HTN patients not yet indicated for a pacemaker who have uncontrolled systolic blood pressure despite medical therapy and have high cardiovascular risk factors, such as Isolated System Hypertension (“ISH”), Diastolic Dysfunction (“DD”) and additional serious medical comorbidities including hypertensive patients with heart failure with preserved ejection fraction (“HFpEF”).

Although the safety and efficacy profile has not yet been established by any regulatory body, AVIM Therapy previously showed encouraging results in clinical studies conducted by Orchestra BioMed with its Moderato™ device, including the MODERATO II study, a prospective, multi-center, randomized, double-blind pilot study (the “MODERATO II study)” and in the MODERATO I study, a prospective, multi-center, single-arm open label study of patients with uncontrolled HTN and an indication for a pacemaker. We have also published additional clinical study results demonstrating favorable mechanistic and cardiac function effects of AVIM Therapy on patients with blood pressure above target thresholds.

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

On August 5, 2025, we announced that we and Medtronic had amended the Medtronic Collaboration to provide a pathway for potential integration of AVIM Therapy into future Medtronic leadless pacemakers. At the same time, we announced that Medtronic made an additional equity investment in the Company of $11.6 million and committed $20 million in exchange for a secured subordinated promissory note convertible to a capped revenue share credit. During 2022, Medtronic invested $40.0 million in the Series D Financing and entered into a $10.0 million forward purchase agreement in support of the Business Combination (as defined below).

We estimate that the total addressable market for pacemaker-indicated patients with HTN comprises more than 1,000,000 patients worldwide per year and represents a potential annual revenue opportunity for us and Medtronic of over $2.4 billion. We further estimate that the annual market for highly selected patients with uncontrolled hypertension that are not yet indicated for a pacemaker but have high cardiovascular risk and key co-morbidities, including HFpEF, comprises at least 3.7 million patients worldwide, or approximately 0.3% of the global HTN population, and represents a potential annual revenue opportunity for Orchestra BioMed and a strategic partner of over $15 billion.

On April 22, 2025, we announced that the FDA had granted Breakthrough Device Designation (“BDD”) for an implantable system for delivery of AVIM Therapy using conduction system pacing to reduce blood pressure in patients with preserved left ventricular systolic function and uncontrolled hypertension with increased high ten-year atherosclerotic cardiovascular disease (“ASCVD”) risk, despite the use of anti-hypertensive medications or in patients who may have intolerance to anti-hypertensive medications. Orchestra BioMed estimates that there are over 7.7 million patients in the U.S. that meet the criteria for the BDD for AVIM Therapy.

On September 19, 2023, we announced that the FDA granted us investigational device exemption (“IDE”) approval to initiate the BACKBEAT study to treat HTN in patients indicated for a pacemaker. The study is a double-blind, randomized study that is expected to enroll up to 500 patients that have previously been implanted with a Medtronic dual-chamber pacemaker (Azure® or Astra®) and have blood pressure above target despite medical therapy at up to 130 clinical sites worldwide. Patients will be randomized 1:1 to AVIM Therapy plus medical therapy (treatment) as compared to medical therapy alone (control). On January 8, 2024, we announced that the first patient was enrolled and randomized into the BACKBEAT study. We currently estimate completion of enrollment of the BACKBEAT study in mid-2026; however, there is no assurance that our current operating plan will be achieved. For a detailed description of the BACKBEAT study, see “—BIOELECTRONIC PRODUCT CANDIDATES —AVIM Therapy for Hypertension and CNT-HF for Heart Failure—Clinical Results—Clinical, Regulatory and Commercialization Pathway—The BACKBEAT Global Pivotal Study.”

Virtue SAB

Virtue SAB is a proprietary drug/device combination product candidate for the treatment of artery disease that is designed to deliver a large liquid dose of proprietary, investigational, extended-release formulation of sirolimus (“SirolimusEFR”) to the vessel wall during balloon angioplasty without the need for balloon coating or a permanent implant. Although the safety and efficacy profile has not yet been established by any regulatory body, Virtue SAB previously demonstrated promising three-year clinical data in the treatment of coronary ISR in the prospective, multi-center SABRE Study.

Virtue SAB was granted BDD by the FDA, for specific indications relating to the treatment of coronary ISR, coronary small vessel disease and peripheral artery disease below-the-knee. We estimate that these indications will represent an annual global addressable market opportunity of at least $10 billion, based on approximately 5 million procedures, as discussed below under “— INTERVENTIONAL THERAPIES — Virtue SAB for Artery Disease and SirolimusEFR for Local Inflammation in Multiple Indications. — Targeted Unmet Needs and Market Opportunity for Virtue SAB.”

On April 29, 2025, we announced IDE approval from the FDA for the Virtue Trial, a pivotal trial to be conducted at up to 75 sites in the U.S. that is expected to randomize approximately 740 patients 1:1 to either treatment with Virtue SAB or Boston Scientific Corporation’s AGENT™ paclitaxel-coated balloon (currently the only drug-coated balloon approved in the U.S. for a coronary indication) with a primary efficacy and safety endpoint of statistical non-inferiority of target lesion failure (“TLF”) at 12 months post index treatment.

On October 27, 2025, we announced that we had initiated enrollment of patients for the Virtue Trial. We currently estimate completion of enrollment of the Virtue Trial in mid-2027; however, there is no assurance that our current operating plan will be achieved.

On October 28, 2025, we entered into a termination and right of first refusal agreement (the “Termination and ROFR Agreement”) with Terumo Corporation and Terumo Medical Corporation (collectively, “Terumo”) with respect to Virtue SAB. The Termination and ROFR Agreement, which supersedes and terminates the prior Virtue SAB distribution agreement between us and Terumo (the “Terumo Agreement”), grants Terumo a right of first refusal (“ROFR”) to acquire the rights, or enter a distribution arrangement, with respect to Virtue SAB for the treatment of coronary artery disease, in exchange for an upfront payment of $10.0 million. For additional information relating to the Termination and ROFR Agreement, see the disclosure under the heading “Termination and Right of First Refusal Agreement” in Note 3 to the Consolidated Financial Statements included herein. In connection with the Termination and ROFR Agreement, on November 7, 2025, Terumo invested an additional $20.0 million in Orchestra BioMed through a new series of non-voting convertible preferred stock, par value $0.0001 per share (our “Series A Preferred Stock”), which is convertible into common stock in the future, subject to certain conditions, at a minimum of $12 per share pursuant to the terms of a securities purchase agreement (the “Terumo Securities Purchase Agreement”). Terumo previously made a $30.0 million non-refundable payment and $5.0 million common stock investment in Orchestra BioMed upon execution of the Terumo Agreement.

Ligand Pharmaceuticals Incorporated Revenue Participation Right Purchase and Sale Agreement and Purchase of Shares

On August 5, 2025, we announced that we had entered into a revenue participation right purchase and sale agreement (the “Revenue Purchase and Sale Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Revenue Purchase and Sale Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired from us the right to receive tiered revenue payments (the “Revenue Interest”) with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with worldwide net product sales, or other product revenue received by, by us and our licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) in the field of hypertension treatment and (b) the Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment. Ligand also made a $5.0 million equity investment in the Company. For additional information, see Note 15 to the Consolidated Financial Statements – “Royalty Purchase Agreement.”

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

Merger with Health Sciences Acquisitions Corporation 2

We were incorporated in the Cayman Islands in 2020, as a special purpose acquisition company under the name Health Sciences Acquisitions Corporation 2 (“HSAC2”). On January 26, 2023, Orchestra BioMed, Inc. and HSAC2 consummated a business combination with HSAC2 pursuant to which, among other things, Orchestra BioMed, Inc. became a wholly owned subsidiary of HSAC2 and HSAC2 changed its name to Orchestra BioMed Holdings, Inc. (the “Business Combination”).

Partnership-Enabled Business Model

Our business was formed specifically to pursue a partnership-enabled business model that applies strategies typically used by the biopharmaceutical industry to the medical device market where product developers are often challenged with the financial and execution burdens of also commercializing the products they are developing to achieve a value inflection event for their shareholders.

Our goal is to accelerate and improve the likelihood of our product innovations reaching patients and providers worldwide by sharing the risks and rewards of developing and commercializing these product candidates with established multinational companies, such as Medtronic. Using this approach, we believe we can pursue multiple potentially lucrative innovation opportunities by focusing our efforts and resources on advancing promising therapeutic solutions, such as AVIM Therapy and Virtue SAB, through pivotal-stage clinical results. Meanwhile, our partners secure substantial new prospective growth opportunities with the potential to reduce risk and expense while leveraging their existing infrastructure to bring our partnered product candidates through regulatory approvals processes to global markets quickly and efficiently (assuming regulatory approval is obtained).

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

Our Product Pipeline

Our pipeline is comprised of innovative therapeutic product candidates that we believe have the potential for value creation using our partnership-enabled business model, led by our flagship technologies, AVIM Therapy and Virtue SAB. We believe our product pipeline has the potential to improve clinical outcomes and provide distinct commercial advantages major cardiovascular indications in large and well-established global medical device markets with unmet medical needs: AVIM Therapy in cardiac rhythm management implants, an overall global market that Grand View Research valued at a $17.2 billion market worldwide in 2024; and Virtue SAB in interventional devices to treat coronary artery disease (“CAD”) and peripheral artery disease (“PAD”), an overall global market that IMARC Group, a leading market research company, valued at a $26.7 billion market worldwide in 2024. Our pipeline also includes additional product candidates for other significant medical conditions that we believe are attractive candidates for value creation using its partnership-enabled business model.

Our product candidates are based on platform technologies that each have late-stage lead clinical indications with attractive follow-on clinical indications that could add substantial future commercial potential. Moreover, our additional pipeline opportunities, such as Cardiac Neuromodulation Therapy (“CNT”) for heart failure, or potential treatment of clinical indications such as urology or osteoarthritis using SirolimusEFR, and the microporous AngioInfusion balloon technology used in the Virtue SAB leverage the same platform technologies and intellectual property already developed for its flagship product candidates. Generally, our product candidates target large, mature global markets in which there are several active multinational and regional corporations with established distribution capabilities in place. These product candidates are designed to potentially offer important clinical, health and economic benefits without changing established treatment paradigms such as physician techniques or patient referral and treatment patterns, providing a select strategic partner a potential means to differentiate their product portfolios from competitors, drive revenue growth and gain market share. Our strategic collaboration agreement with Medtronic for AVIM Therapy demonstrates our ability to align with a global market leader for the long-term development and commercialization of a product candidate.

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

3Virtue SAB has received Breakthrough Device Designation by the FDA for the balloon dilatation of the stenotic portion (up to 26 mm length) of a stented coronary artery (ISR) that is 2.25 to 4.0 mm in diameter, for the purpose of improving lumen diameter.

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

BIOELECTRONIC PRODUCT CANDIDATES —AVIM Therapy for Uncontrolled Hypertension and CNT-HF for Heart Failure

We are developing bioelectronic therapies based on patented CNT technology. Our product candidates are designed to use standard active implantable cardiac rhythm management systems, such as pacemakers, with changes to firmware and software only. Our flagship product candidate of the Bioelectronic Therapies Group is AVIM Therapy, a patented, potential bioelectronic treatment for uncontrolled HTN, the leading risk factor for death worldwide. We have an exclusive strategic collaboration with Medtronic for the development and commercialization of AVIM Therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker. We also believe AVIM Therapy may offer therapeutic benefit to select patients with uncontrolled HTN who are not indicated for a pacemaker, including those with increased cardiovascular risk and HFpEF. Medtronic has a right of first negotiation with respect to AVIM Therapy for the treatment of HTN in non-pacemaker patients.

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

AVIM Therapy is a bioelectronic product candidate for uncontrolled HTN that is designed to immediately, substantially and sustainably reduce blood pressure. AVIM Therapy is delivered through programmed cardiac pacing algorithms and is designed to leverage standard rhythm management device procedures (dual-chamber pacemaker), utilizing the same implant procedure and lead positions while still enabling standard rhythm management (pacing) functions. While AVIM Therapy is designed to achieve certain results as described above, there is no guarantee that AVIM Therapy will prove to be safe and effective.

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

Under the terms of the Medtronic Agreement, Medtronic will have exclusive rights in the Primary Field to commercialize AVIM-enabled pacing systems globally following receipt of regulatory approvals. Medtronic would be entirely responsible for global commercialization following any receipt of regulatory approvals, including manufacturing, sales, marketing and distribution costs. Under the terms of the Medtronic Agreement, assuming that AVIM-enabled devices are sold at average selling prices supported by existing reimbursement structures worldwide (e.g., no higher or additional reimbursement is available), we are expected to receive between $500 and $1,600 per AVIM-enabled device sold based on a formula of the higher of (1) a fixed dollar amount per AVIM-enabled device (amount varies materially on a country-by-country basis) or (2) a percentage of the AVIM Therapy generated sales. This estimated range is derived from publicly available information, our management’s knowledge of the pacemaker market, our discussions with Medtronic, and the terms of the Medtronic Agreement. Based on our discussions with Medtronic, the global market leader in pacemakers, the terms of the Medtronic Agreement and our management’s knowledge of reimbursement codes for medical devices, we believe that AVIM-enabled pacemakers can be supported by existing reimbursement codes without the need for new codes.

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

On July 31, 2025, Orchestra BioMed, Inc., BackBeat and Medtronic entered into an amendment to the Medtronic Agreement, which became effective on August 4, 2025 (the “Medtronic Agreement Amendment”), to provide, among other things, a development and commercialization framework for future AVIM-therapy integration into a dual-chamber leadless pacemaker. Pursuant to the Medtronic Agreement Amendment, we will, among other things, be required to reimburse Medtronic for certain expenses incurred in connection with the integration of AVIM-therapy into Medtronic’s dual-chamber leadless pacemaker, up to a specified cap.

Market Needs

Hypertension

HTN is elevated blood pressure that increases risk of major cardiac events like heart attack and stroke and can contribute to other significant conditions such as heart failure and kidney disease. According to the World Health Organization (the “WHO”), HTN is the leading global risk factor for death affecting an estimated 1.4 billion adults worldwide. Cardiovascular risk doubles for every 10 mmHg increase in office systolic blood pressure and the mortality rate doubles with an increase of 20 mmHg in office systolic blood pressure, according to the National Center for Biotechnology Information.

The Centers for Disease Control and Prevention (the “CDC”) estimates 119.9 million adults, or approximately 48% of all adults in the United States have HTN. Within this group only 1 in 4 adults have their condition under control. In 2025, the American Heart Association (“AHA”) and the American College of Cardiology (“ACC”) updated their High Blood Pressure Clinical Practice Guideline, maintaining the same blood pressure thresholds established in 2017 for diagnosing hypertension—Stage 1 hypertension is defined as a systolic blood pressure of 130–139 mm Hg or diastolic blood pressure of 80–89 mm Hg, and Stage 2 hypertension as a systolic blood pressure of ≥140 mm Hg or diastolic blood pressure of ≥90 mm Hg. However, the 2025 guideline introduces new clinical tools and recommendations that further refine management strategies, including use of the PREVENT risk calculator to guide treatment decisions and broaden the indication for earlier pharmacotherapy in patients with Stage 1 hypertension who do not achieve targets with lifestyle changes. Under these updated guidelines, the estimated prevalence of hypertension among U.S. adults increased to nearly 47%, equivalent to approximately 120 million adults. While many global guidelines have not yet adopted these specific U.S. thresholds and continue to use the traditional ≥ 140/90 mmHg definition for diagnosing hypertension, the 2025 ACC/AHA guideline emphasizes more intensive control and earlier intervention to reduce cardiovascular and related risks. Importantly, a large proportion of U.S. adults over age 65—who are most likely to require pacemakers—now meet the criteria for hypertension under the updated definition. Additionally, the guideline recommends that a substantial number of U.S. adults taking antihypertensive medication may benefit from more intensive blood pressure–lowering treatment to achieve a target of <130/80 mmHg for optimal risk reduction.

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

Isolated Systolic Hypertension, Elevated Pulse Pressure & Diastolic Dysfunction

Based on data from the CDC, 72% of U.S. adults over 60 years old have HTN, with over 65% of them suffering from isolated systolic hypertension (“ISH”). ISH patients have elevated systolic blood pressure (>140 mmHg), while their diastolic blood pressure remains normal or low (≤90 mmHg). ISH is a more difficult to treat form of HTN because anti-hypertensive medications generally impact both systolic and diastolic pressure. It is estimated that over 80% of medical treatment failure patients over 60 years old have ISH, according to the AHA. ISH patients experience elevated pulse pressure, which is the difference between systolic and diastolic pressures (“Pulse Pressure”). Pulse Pressure is a known, significant, independent risk factor for coronary heart disease. According to published literature, a 10 mmHg increase in Pulse Pressure is associated with a 32% increase in risk of heart failure and a 24% increase in risk of stroke (after controlling for systolic BP and other risk factors). In addition, in men ≥60 years old (the typical age of pacemaker patients), risk for coronary artery disease is three times larger in patients with Pulse Pressure of ≥70 mmHg compared to those with Pulse Pressure of 60 mmHg.

Long standing HTN leads to cardiac structural and functional changes that frequently result in left ventricular (“LV”) diastolic dysfunction (“DD”), a condition in which the left ventricle has impaired relaxation and filling, leading to increased pressure and reduced efficiency in pumping blood. It is a key contributor to heart failure with preserved ejection fraction (HFpEF), which accounts for approximately 50% of all heart failure cases. HTN is one of the primary causes of DD and the prevalence of DD increases with age, affecting over 50% of individuals over 70.

Hypertension among Patients with Pacemakers

Pacemakers are recommended for the management of symptomatic bradycardia (slow heart rate) due to sick sinus syndrome, atrio-ventricular block, a combination of these conditions or other situations in which patients are prone to brady-arrhythmias. Currently available devices have evolved from single-chamber, fixed-rate pacemakers to multi-chamber, rate-responsive units. In the United States, over 85% of pacemaker patients receive dual-chamber devices which have wires or leads implanted in the right atrium and right ventricle of the heart capable of sensing and stimulating the heart to control contraction timing of both chambers. There are projected to be approximately 1.4 million dual-chamber pacemaker implants performed worldwide in 2028 according to GlobalData & Life Science Intelligence. Global sales of dual-chamber pacemakers exceeded $3.6 billion in 2022 according to GlobalData, comprising over 20% of the overall $17.2 billion market for implantable cardiac rhythm management devices.

Based on ACC/AHA guidelines, we estimate that nearly 80% of U.S. patients that are indicated for the implant of a pacemaker have HTN. Among this group of patients, over 60% are estimated to have uncontrolled HTN based on the treatment goal per the 2025 ACC/AHA guidelines. Further, since the average age of pacemaker-indicated patients is approximately 73 years old and, in consideration of other demographic factors associated with this population, these patients are at elevated risk of ISH (over 80% of patients enrolled in prior clinical studies of AVIM Therapy had ISH). Furthermore, these patients are likely to suffer from DD, have increased overall cardiovascular risk as well as other co-morbidities such as atherosclerosis, hyperlipidemia, diabetes mellitus and chronic kidney disease. We believe these patients could benefit substantially from a HTN treatment like AVIM Therapy that can be administered via an already necessary pacemaker.

Target Patient Populations and Market Opportunity for AVIM Therapy

The initial target market for AVIM Therapy is the large population of patients with uncontrolled HTN who also require the implant or replacement of a pacemaker (the HTN+P population). Pursuing this patient population leverages the design of AVIM Therapy to address hypertension in patients who already require a pacemaker implant since it can be readily incorporated into standard cardiac rhythm management systems such as pacemakers, as Medtronic has already done for the BACKBEAT study. As a novel HTN therapy that can be completely integrated with an established existing commercially available device patients already require for a critical medical indication, we believe AVIM Therapy can be readily adopted into the existing care paradigm for hypertensive patients that already require a pacemaker implant. As described above, we believe there is a significant unmet need and commercial opportunity for more effective treatment of the HTN+P population.

AVIM-enabled pacemakers can be implanted using standard implant procedures, electrical leads and lead positions. Further, we believe any experienced and trained physicians who perform pacemaker implants, such as electrophysiologists and cardiologists, will be able to select an AVIM-enabled pacemaker for an appropriate patient without the need for another physician referral, if approved. AVIM Therapy features proprietary algorithms that are designed to enable physicians to non-invasively adjust the therapeutic parameters to optimize chronic blood pressure reduction to individual patient needs. In addition, AVIM Therapy is designed to be de-activated or reactivated by the physician as necessary, offering potential efficacy and safety advantages over other device-based therapies. Importantly, the delivery of AVIM Therapy does not rely on patient adherence or compliance, offering a significant complement to pharmaceutical therapies for which adherence and compliance are a key challenge.

We estimate that the addressable annual market for pacemaker-indicated patients with HTN will comprise more than 1,000,000 patients worldwide by 2028. We estimate that, if approved, commercialization of AVIM Therapy in hypertensive pacemaker patients can increase the commercial value of the global pacemaker device market by over $2.4 billion annually. This substantial annual opportunity is based on incorporating AVIM Therapy’s potentially potent and clinically impactful HTN treatment capabilities into a pacemaker to drive a meaningful increase in the average selling price (“ASP”) that can be supported by existing pacemaker procedure codes globally.

AVIM Therapy may also offer clinical utility for HTN patients not yet indicated for a pacemaker who have uncontrolled systolic blood pressure despite medical therapy and have increased cardiovascular risk factors such as ISH, DD and additional serious medical comorbidities. We estimate that this additional addressable annual market for select patients with uncontrolled hypertension and high cardiovascular risk not yet indicated for a pacemaker will comprise at least 3.7 million patients worldwide by 2025, or approximately 0.2% of the global HTN population. We calculate this estimated market using information from publicly available third-party sources that only includes those hypertensive patients who are (1) over 60 years of age with high (>20%) ASCVD score, (2) are currently being treated with at least one medication, (3) have high systolic blood pressure (greater than 160 mmHg oSBP) despite medical therapy, (4) have preserved ejection fraction (EF >50%), (5) have ISH and/or DD or HFpEF, and (5) do not have high burden atrial fibrillation or severe valvular disease. Using similar maximum ASP figures based on existing reimbursement codes for pacemaker implantation, we estimate that this calculated market represents a global potential annual revenue opportunity of over $15.4 billion using similar potential ASPs as AVIM-enabled pacemakers.

FDA Breakthrough Device Designation

On April 22, 2025, we announced that the FDA had granted BDD for an implantable system for delivery of AVIM Therapy using conduction system pacing to reduce blood pressure in patients with preserved left ventricular systolic function and uncontrolled hypertension with increased high ten-year ASCVD risk, despite the use of anti-hypertensive medications or in patients who may have intolerance to anti-hypertensive medications. Orchestra BioMed estimates that there are over 7.7 million patients in the U.S. that meet the criteria for the BDD for AVIM Therapy.

The FDA Breakthrough Devices Program, which reflects the FDA’s commitment to device innovation and protecting public health, is designed to expedite the development and provide priority review of innovative medical technologies that have the potential to significantly improve outcomes for patients with serious or life-threatening conditions. To be eligible for this designation, a device must demonstrate the potential to provide more effective treatment or diagnosis of a life-threatening or irreversibly debilitating condition. In addition, the device must meet at least one of the following criteria: it must represent breakthrough technology, have no approved or clear alternatives, offer significant advantages over existing options, or be determined by the FDA to be in the best interest of patients. Beyond regulatory acceleration, the BDD may also support favorable reimbursement pathways, including eligibility for incremental inpatient reimbursement through the New Technology Add-on Payment (“NTAP”) and outpatient Transitional Pass-Through payments (“TPT”) under the Center for Medicare & Medicaid Services (“CMS”) programs. These mechanisms may help facilitate more timely access to breakthrough technologies while supporting provider adoption and patient access.

Impact Potential of AVIM Therapy

AVIM Therapy is a bioelectronic product candidate for uncontrolled HTN that is designed to immediately, substantially and sustainably reduce blood pressure. AVIM Therapy is delivered through programmed cardiac pacing algorithms. These algorithms are specifically designed to reduce blood pressure by (1) lowering cardiac preload (ventricular filling volume) and maintaining reduced blood pressure and by (2) modulating sympathetic tone (the level of activity of the sympathetic nervous system) as well as reducing cardiac afterload (total peripheral resistance). AVIM Therapy is designed to leverage standard rhythm management devices (dual-chamber pacemakers), utilizing the same implant procedure and lead positions while still enabling standard rhythm management (pacing) functions. We believe that physicians such as implanting cardiologists and electrophysiologists who currently implant pacemakers and are responsible for the care of these patients can make the medical decision to implant an AVIM-enabled pacemaker in an eligible patient. Further, we believe that AVIM-enabled devices can garner meaningfully higher ASPs that can be supported by existing reimbursement without the need for new procedure codes. While AVIM Therapy is designed to achieve certain results as described above and below, there is no guarantee that AVIM Therapy will prove to be safe and effective.

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

The chart below shows the baseline 24-hour aSBP profile of one of the study animals prior to therapy activation as compared to the 24-hour aSBP profile of the same animal following activation of AVIM Therapy. The results are plotted as a histogram demonstrating the frequency of blood pressure levels over the course of the 24-hour period. The baseline aSBP histogram shows the percentage frequency of aSBP reaching different levels of pressure ranging from approximately 135 mmHg to 280 mmHg and a most frequent aSBP of approximately 180 mmHg. By contrast, the AVIM Therapy aSBP histogram shows the percentage frequency of aSBP reaching different levels of pressure ranging from approximately 120 mmHg to 260 mmHg and a most frequent aSBP of approximately 145 mmHg. The charts demonstrate the significant improvement in the entire 24-hour aSBP profile of the animal driven by AVIM Therapy as the entire aSBP histogram is shifted substantially downwards and to the left in terms of frequency of reaching lower SBP levels and the peak SBP frequency level is reduced by approximately 35 mmHg. These results are similar in the three AVIM Therapy study animals in terms of substantial improvement of the 24-hour aSBP profile while the one study control animal did not experience a shift in 24-hour aSBP profile.

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

Clinical Results

Acute Clinical Studies (Nanjing):

A short time-based study of the effects of AVIM Therapy in 18 patients with uncontrolled HTN who were already scheduled to undergo an invasive electrophysiology procedure was conducted at Jiangsu Province Hospital/The First Affiliated Hospital with Nanjing Medical University, Nanjing, China over a one year period ending March 2012. The study population consisted of patients with uncontrolled HTN and systolic blood pressure >140 mmHg despite at least one anti-hypertensive medication.

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

Acute Clinical Study (Prague):

On March 6, 2024, we announced the presentation of results from a pressure volume (“PV”) loop clinical study of AVIM Therapy in pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medication. These clinical data demonstrate the favorable hemodynamic impact of AVIM Therapy as compared to standard right ventricular (“RV”) pacing on systolic blood pressure and overall cardiac function when delivered using both conduction system as well as standard pacing lead locations. The PV loop study was conducted at Na Homolce Hospital in Prague by Petr Neužil, MD, CSc., FESC and the data were presented by Prof. Karl-Heinz Kuck, M.D., Medical Director at LANS Cardio Hamburg at the Technology and Heart Failure Therapeutics 2024 Meeting. On August 26, 2025, we announced that the results of this PV loop study were published in the Journal of the American College of Cardiology: Clinical Electrophysiology.

The PV loop study enrolled 16 patients indicated for a dual-chamber pacemaker that also had uncontrolled HTN despite taking anti-hypertensive medication who underwent invasive PV loop testing to evaluate cardiac function, measured by changes in LV volumes and pressures using a pressure-volume catheter placed in the LV. SBP was measured using a pressure transducer placed in the aorta, and baseline measurements were recorded using atrial pacing at a fixed rate. Normal conduction AVIM Therapy with pacing leads placed in AVIM RV locations, as well as in AVIM conduction system pacing (CSP) locations targeting the left bundle branch area (LBBA) regions, respectively, was compared to standard atrioventricular (AV) Pacing.

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

1Neuzil et al. Journal of the Am Heart Assoc. 2017;6:e006974.

2Burkhoff MODERATO I Study 2-Year Results TCT 2018.

3Compared to pre-activation.

4aSBP (n=16) at pre-activation.

5AVIM (n=21) continued after completion of study at 3 months to be followed for 2 years.

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

1Burkhoff MODERATO I Study 2-Year Results TCT 2018.

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

The MODERATO II study also met its primary safety endpoint, which was no significant differences in rates of MACE. There were no MACE in the AVIM Therapy group and three MACE in two patients in the control group (one death from cancer and two cardiac events) at six months. Additionally, there were no notable differences in echo parameters between the two arms. During the randomized phase of the study, there were eight SAEs in four patients in the control group (n=21) and none in the treatment group (n=26). Two of the eight events were cardiac related. During the extended 18-month follow-up period that included treatment patients (n=26) and crossover-to-treatment patients (n=14), there were 26 SAEs in 16 patients. Out of 26 events, only 13 events (in eleven patients) were cardiac related. No events were adjudicated as possibly related to AVIM Therapy. The non-cardiac events included four cancer related events, four gastrointestinal disorder events, one COVID-19 death, one amputation, two inflammatory events, and a transient ischemic event.

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

Source: 1Burkhoff MODERATO II Study 2-Year Results TCT 2021.

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

1Burkhoff MODERATO II Study 2-Year Results TCT 2021.

2Vaccarino V, et al. Am J Cardiol. 2001.

Definitions: aPP = ambulatory Pulse Pressure, oPP = office Pulse Pressure

1Compared to pre-activation.

224-Hr Ambulatory Pulse Pressure control (n=13) at 6 months. One died of cancer, and one had unsuccessful recording.

3Office Pulse Pressure control (n=14) at 6 months. One died of cancer.

4AVIM Therapy(n=21) at 24 months. One died of cancer, and one died from Covid-19.

MODERATO II Long-Term Follow Up & Therapy Washout Study:

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

On September 4, 2025, we announced the presentation of additional clinical results at the HRX Live 2025 Meeting, in Atlanta, GA, demonstrating that the sustained blood pressure-lowering effects of AVIM Therapy are reversible with no evidence of rebound hypertension or blood pressure exceeding initial baseline values, and can be restored upon reactivation. These data further support AVIM Therapy’s potential role as a controllable, programmable, and durable device-based therapy for uncontrolled hypertension. Key findings included:

●	Reversible treatment effect following therapy deactivation:
o	Return to baseline: AVIM Therapy was turned off for a washout period of seven days. On Day 1, aSBP returned to 133.1 mmHg, consistent with original baseline hypertension (132.2 mmHg; p=NS).
o	Absence of rebound hypertension: No residual antihypertensive effects or rebound hypertension were observed.
●	Immediate effect upon therapy reactivation:
o	Restored reduction in aSBP: Following the 7-day washout period, aSBP was immediately and significantly reduced (124.4 mmHg; p<0.002) upon reactivation.

●	Reproducible effect:
o	No statistically significant difference in the therapeutic effects of AVIM Therapy were observed between 6-month (122.8 mmHg), chronic 3.6-year follow-up (122.8 mmHg) and Day 8 reactivation (124.4 mmHg).

MODERATO II Results in Patients with Diastolic Dysfunction

In February 2025, we announced results from a retrospective analysis of the MODERATO II study’s data demonstrating favorable impact of AVIM Therapy on Echo markers of diastolic dysfunction (“DD”), a key driver of heart failure progression. The results were presented as late-breaking science at the Technology and Heart Failure Therapeutics (“THT”) 2025 Conference. HTN is the leading cause of DD; both conditions are common in older patients and contribute to the development of heart failure. On August 15, 2025, we announced that these results were published in the Journal of the American College of Cardiology: Advances.

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

Clinical, Regulatory and Commercialization Pathway

The BACKBEAT Global Pivotal Study

On September 19, 2023, we announced that the FDA granted us IDE approval to initiate our planned BACKBEAT study to treat uncontrolled HTN in patients indicated for a pacemaker. On January 8, 2024, we announced that the first patient was enrolled and randomized into the BACKBEAT study in late December 2023. The BACKBEAT study is a global, multi-center, prospective, randomized, double-blind study investigating the efficacy and safety of AVIM Therapy in patients who have recently undergone implantation of a Medtronic dual-chamber cardiac pacemaker and have uncontrolled HTN despite the use of anti-hypertensive medications. We are actively screening patients for enrollment in the BACKBEAT study. Site activations are expected to continue throughout 2025 with a target of activating up to 130 centers in the United States and Europe. The study will randomize up to 500 patients 1:1 to AVIM Therapy combined with continued medical therapy (treatment) or continued medical therapy and standard pacing alone (control). The study’s primary efficacy endpoint will determine at three months post-randomization whether AVIM-treated patients experience a statistically significant reduction in daily average blood pressure (mean 24-hour aSBP) as compared to control patients. The primary safety endpoint will determine at three months post-randomization whether AVIM-treated patients experience serious adverse device effects that are not anticipated with cardiac pacing. Double-blind follow-up will continue through 12 months to enable the collection of additional clinical endpoints. All patients will be eligible to cross over upon completion of the 12-month blinded follow-up phase. The updated protocol also streamlines site coordinator and patient visit activities. We currently estimate completion of enrollment of the BACKBEAT study in mid-2026; however, there is no assurance that our current operating plan will be achieved.

The design of the BACKBEAT study is outlined in the chart below:

We utilize a four-pronged approach to support clinical activities for the BACKBEAT study: (1) full-time employees and consultants to directly manage the study in Europe; (2) U.S. based full-time employees who manage and oversee clinical trial work that is outsourced to contract research organizations (CROs), strategic partners, and service vendors, including site management and safety monitoring activities; (3) regional field clinical engineers (“FCEs”) who support site activations and on-site clinical activities in the U.S. and Europe, including AVIM programming support ; and (4) FCE and other clinical and regulatory resources from Medtronic, our strategic partner, to assist with certain clinical study activities.

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

AVIM Therapy & CNT-HF for Heart Failure

Our Bioelectronic Therapies group is also seeking to develop a pipeline of additional treatments for development and future licensing based on its patented CNT technology. The lead follow-on therapy candidate is CNT-HF, a bioelectronic treatment for HF. According to the AME Medical Journal, HF affects an estimated 64 million people worldwide. According to the Journal of Cardiac Failure, 6.7 million Americans have HF costing nearly $31.0 billion annually. AHA projects the cost of HF will increase by 127% to $69.8 billion in 2030, amounting to approximately $244 for every U.S. adult. Heart failure was a contributing cause of death in the U.S., resulting in over 400,000 deaths in 2022 and accounted for about 45% of cardiovascular deaths that year, according to the Heart Failure Society of America. Approximately half of the patients with signs and symptoms of heart failure have largely normal left ventricular ejection fraction and are therefore considered Heart Failure patients with Preserved Ejection Fraction (“HFpEF”), according to the AHA. The prevalence of HFpEF compared with prevalence of HF with reduced ejection fraction (“HFrEF”), appears to be increasing over time along with aging of the population and the increasing prevalence of risk factors for HFpEF, such as obesity, HTN, and type 2 diabetes as well as improvements in diagnosis, according to the AHA. Those living with HFpEF experience frequent hospitalizations and high mortality rates. Nevertheless, there are currently no approved disease-modifying therapies for HFpEF. The success of existing HF therapies is mostly limited to treatment of HFrEF, not HFpEF, according to GlobalData.

We are exploring the benefits of AVIM Therapy in patients with HTN and/or ISH that are at high risk for the development of HFpEF or have early-stage HFpEF. We believe there is a likely physiological relationship between chronic HTN, particularly ISH, and other conditions such as DD, and the development of HF. We believe AVIM Therapy may play a beneficial role in the dynamic, helping to prevent progression of HFpEF. We are planning to initiate a pilot clinical study in 2026 of AVIM Therapy for the treatment of patients with HFpEF using our proprietary Moderato Plus IPG.

We have also conducted initial feasibility work with regard to CNT-HF, a modified cardiac neuromodulation therapy algorithm that, like AVIM Therapy, aims to achieve autonomic nervous system modulation with a primary focus on sympathetic down-regulation without substantial impact on blood pressure for the treatment of HFrEF. HFrEF is a syndrome characterized initially by left ventricular dysfunction that triggers countermeasures aimed to restore cardiac output. These responses are compensatory at first but eventually become part of the disease process itself, leading to further worsening cardiac function. Among these responses is the activation of the sympathetic nervous system (“SNS”), that provides inotropic support to the failing heart increasing stroke volume, and peripheral vasoconstriction to maintain mean arterial perfusion pressure, but eventually accelerates disease progression affecting survival. Activation of SNS has been attributed to the withdrawal of normal restraining influences and the enhancement of excitatory inputs, leading to worsening heart failure symptoms and progression of disease.

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

INTERVENTIONAL THERAPIES — Virtue SAB for Artery Disease and SirolimusEFR for Local Inflammation in Multiple Indications

We are developing high impact therapeutic product candidates designed to optimize focal drug delivery during well-established interventional procedures with the objective of improving clinical outcomes and reducing complications. Our flagship product candidate of the Interventional Therapies portfolio is Virtue SAB, a drug-device product candidate that is designed to enable targeted delivery of sirolimus, an approved pharmaceutical agent for preventing restenosis during interventional stent treatment of artery disease, the leading cause of death worldwide. We are also exploring multiple additional applications of SirolimusEFR, our proprietary, investigational extended focal release formulation of sirolimus used in Virtue SAB. Sirolimus is a widely used anti-proliferative, anti-inflammatory pharmaceutical. We believe its unique formulation has the potential for the treatment of local inflammation in target tissues other than coronary and peripheral arteries, and a broad array of additional indications in which we are conducting early exploratory work, such as urology.

Below is a detailed summary of Virtue SAB and an overview of potential future SirolimusEFR-based programs.

Virtue Sirolimus AngioInfusion Balloon

Virtue SAB is a novel, proprietary drug-device combination product candidate for the treatment of artery disease that is designed to deliver a large liquid dose of extended focal release formulation of sirolimus to the vessel wall during balloon angioplasty without the need for balloon coating or a permanent implant. Virtue SAB utilizes two key enabling technologies, our proprietary, investigational formulation of sirolimus, SirolimusEFR, and its patented microporous AngioInfusion Balloon, that work synergistically to optimize the clinical performance of the product candidate. Virtue SAB demonstrated promising clinical data from the SABRE trial, a multi-center, prospective, independent core lab-adjudicated pilot clinical study of 50 patients with coronary ISR conducted in Europe. We are currently enrolling patients in the Virtue Trial, a U.S. IDE pivotal trial to be conducted at up to 75 sites that is expected to randomize approximately 740 patients 1:1 to either treatment with Virtue SAB or Boston Scientific Corporation’s AGENTTM paclitaxel-coated balloon (currently the only drug-coated balloon approved in the U.S. for a coronary indication) with a primary efficacy and safety endpoint of statistical non-inferiority of target lesion failure (“TLF”) at 12 months post index treatment. The aim of this study is to support regulatory approval of Virtue SAB in the U.S. and other countries around the world. We believe Virtue SAB has the potential for further evaluation in follow-on clinical indications such as treatment of de novo coronary small vessel (“SV”) disease, below-the-knee peripheral disease (“BTK”), and other therapeutic areas such as urology.

Termination and ROFR Agreement with Terumo

On October 28, 2025, we entered into the Termination and ROFR Agreement with Terumo with respect to Virtue SAB. The ROFR Agreement, which supersedes and terminates the Terumo Agreement, grants Terumo a ROFR to acquire the rights, or enter a distribution arrangement, with respect to Virtue SAB for the treatment of coronary artery disease, in exchange for an upfront payment of $10.0 million. In connection with the Termination and ROFR Agreement, on November 7, 2025, Terumo invested an additional $20.0 million in Orchestra BioMed through our Series A Preferred Stock, which is convertible into common stock in the future, subject to certain conditions, at a minimum of $12 per share. Terumo previously made a $30.0 million non-refundable payment and $5.0 million common stock investment in Orchestra BioMed upon execution of the Terumo Agreement.

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

According to the WHO, cardiovascular diseases are the top cause of global death, resulting in over 19.8 million deaths annually worldwide. The CDC estimates 1 in 20 adults (approximately 5%) in the U.S. aged 20 and older have CAD and reported 370,000 CAD-driven deaths in the United States in 2022.

The AHA also estimates 10-12 million adults in the United States have PAD, including up to 15% of individuals older than age 70.

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

Source: Xinlin Zhang, et. al. PLOS ONE 2014 May 20;9(5):e97934.

Definitions: Adj-OS = adjusted observational study; Cl = confidence interval; No. = number of the studies; Non-adj OS = non-adjusted observational study; PES = paclitaxel-eluting stents; RCT = randomized controlled trial; RR = relative risk; SES = sirolimus-eluting stent; TLR = target lesion revascularization

One clearly demonstrated requirement for the use of sirolimus and other ‘limus agents in DES for the prevention of restenosis is that they be bioavailable for approximately 30 days at the treated lesion for optimal efficacy. This 30-day period is considered the critical healing period following the baseline interventional procedure during which the DES is implanted. For commercially successful DES products marketed by leading companies such as Medtronic, Abbott and Johnson & Johnson, the drug elution profile, or rate at which drug is released from the stent, has been specifically engineered and demonstrated in published preclinical results to provide drug availability for approximately 30 days. The critical importance of this 30-plus day elution profile for sirolimus and ‘limus agents is best demonstrated by Medtronic’s experience with its first DES product called Endeavor. The Endeavor DES was designed to have a faster drug release profile resulting in an elution period of approximately 14 days. Clinical results with the Endeavor product were not favorable as compared to other commercially available DES. Subsequently, Medtronic developed and commercialized another DES product called Resolute that eluted Zotarolimus, a ‘limus agent proprietary to Medtronic, over more than 30 days. Medtronic conducted head-to-head clinical studies comparing Endeavor to Resolute demonstrating significantly superior clinical outcomes for Resolute in terms of Late Lumen Loss (“LLL”), and Target Lesion Failure (“TLF”). The figures below show the drug elution profile of the fast-eluting Endeavor DES compared to Resolute and the Cypher DES (Johnson & Johnson) and the Xience DES (Abbott), as well as clinical outcomes comparing Endeavor to Resolute.

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

While having the potential to offer benefits over available interventional therapies, drug-coated balloons face some important challenges:

●	The Use of Paclitaxel — Despite the inferior performance observed in DES, most of the drug-coated balloons in use or in development globally deliver paclitaxel. The primary reason paclitaxel is used on drug-coated balloon technology is that paclitaxel has shown to be an easier pharmaceutical agent for balloon-based delivery due to fast tissue absorption and long tissue retention. On the contrary, delivery of ‘limus agents has proven to be difficult based on two key reasons: (i) slow tissue absorption making it difficult to transfer the drug and ensure desired tissue absorption; and (ii) short half-life (the time it takes for the amount of drug present to be reduced by 50%) makes it challenging to ensure that therapeutic concentration of the drug is present for the critical, four-week healing period.

Comparison of ‘Limus Agents and Paclitaxel by Key Attributes Relevant to Drug-Coated Balloons

•	Balloon Surface Coating — Drug-coated balloons utilize surface coatings for drug delivery which carry inherent limitations such as: (1) drug dosing that is constrained to what can incorporated in a balloon surface coating, (2) risk of emboli (e.g., a blood clot or other blockage) from large coating particulates that may cause downstream ischemia (an inadequate blood supply) in non-target tissues, and (3) significant drug loss during navigation of the balloon to the target lesion location in the artery. Published quantitative analysis of various drug-coated balloons showed a substantial number of large particles (>300μm). Large particles have the potential to occlude microvessels downstream following balloon inflation.
•	In addition, third-party clinical data demonstrated that 50 – 80% of drug was washed or scraped off during transit to the target lesion prior to balloon inflation. Concerns of drug loss in transit and risk of particulates have prompted existing drug-coated balloon manufacturers to recommend balloon inflation within 30 seconds of balloon insertion into the patient, making it challenging for physicians to reach target lesions and ensure proper placement in such a short period of time, particularly in difficult coronary and peripheral lesions such ISR, small vessel disease, and below-the-knee disease.

Despite the limitations of paclitaxel-based DCBs, they are now widely used globally for the treatment of coronary ISR, coronary SV disease and other coronary indications. EU clinical guidelines recommend the use of DCBs for the treatment of coronary ISR based on clinical evidence. On March 1, 2024, Boston Scientific Corporation (“BSC”) announced FDA approval for its AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR. BSC launched the AGENT DCB commercially in the US in late 2024 and has reported rapid commercial uptake since launch. We believe the AGENT DCB is currently becoming the new standard of care for coronary ISR in the US.

BSC has reported 2-year follow-up results from its US IDE study comparing the AGENT DCB to plain balloon angioplasty for the treatment of coronary ISR. These results showed statistical superiority for AGENT over plain balloon angioplasty with respect to the occurrence of TLF, the primary endpoint for the study. However, we believe the 17.9% reported rate of overall TLF at 1 year follow up is still high and creates a need and an opportunity for a differentiated, sirolimus-based product like Virtue SAB to demonstrate superior results and improve this standard of care. In the subgroup of patients that had single-layer ISR, AGENT DCB showed a TLF rate of 13.5% at 1 year follow up. This TLF result worsened by over 53% to 20.7% at 2-year follow-up.

At TCT 2025, Cordis reported preliminary results from its IDE study called SELUTION4ISR comparing the performance of its Selution SLR™ sirolimus-coated balloon to a “standard of care” control group including DES and plain old balloon angioplasty (“POBA”) for the treatment of coronary ISR. While the Selution DCB achieved statistical non-inferiority to the control group, its results were numerically inferior.

Further, while ‘limus-based DES consistently outperformed paclitaxel DES as described above, Selution DCB’s 13.2% TLF rate in single-layer ISR were equivalent to the AGENT DCB results. The SELUTION4ISR and AGENT studies involved significantly different rates of double-layer stent ISR, making comparisons of overall performance difficult.

Overall, we believe Virtue SAB’s performance in the SABRE study described below, particularly in the single-layer ISR per protocol population, reflects a promising opportunity for Virtue SAB in coronary artery treatment. However, please note that the AGENT study, the SELUTION4ISR study and the SABRE study are three separate studies conducted at different times and are not head-to-head comparisons of these therapies. Thus, the results of these studies may not be comparable.

1Yeh RW, Shlofmitz R, Moses J, et al. JAMA. 2024;331(12):1015–1024. doi:10.1001/jama.2024.136.

2Moses, J Two-Year Outcomes from the AGENT IDE Trial CRT 2025.

3Boston Scientific AGENT DCB Brochure 2017.

Definitions: Plain old balloon angioplasty (POBA), Standard of care (SOC), late lumen loss (LLL)

1Cutlip et al. SELUTION4ISR Clinical Trial TCT 2025.

Targeted Unmet Needs and Market Opportunity for Virtue SAB

We believe significant unmet needs remain in certain artery disease indications where treatment options are limited or fail to adequately improve patient outcomes, including ISR, SV, high bleeding risk patients undergoing percutaneous revascularization and BTK. We estimate these indications currently represent a total addressable global market opportunity of approximately 5.0 million treatable artery disease lesions. Further, based on estimated regional average selling prices, we believe the current aggregate annual global market opportunity for Virtue SAB is at least $10 billion. The bullets below outline key potential market opportunities, including their relative size and scope, for Virtue SAB.

•	Coronary ISR: The majority of coronary artery interventional procedures involve the placement of a permanent stent at the site of stenotic lesion. According to the National Cardiovascular Data Registry, restenosis within a stent occurs in 5 – 10% of stented patients during the first year and continues at a rate of up to 3% per year thereafter, resulting in what we currently estimate to be an annual addressable global market of nearly 347,000 lesions that may require treatment. Until recently, the only device treatments approved by the FDA specifically for use in coronary ISR lesions were balloon angioplasty and intravascular radiation therapy known as brachytherapy. However, brachytherapy is considered a last resort treatment due to expense, limited availability, and long-term requirement for dual antiplatelet therapy, and hence represents a small proportion of ISR procedures, while traditional balloon angioplasty has poor outcomes with high retreatment rates. Although DES are not approved for ISR, it is commonly used off-label despite the problems associated with multiple stent layers within the lumen of the vessel along with other limitations. Despite the limitations of paclitaxel-based DCBs, they are now widely used in the EU and Japan for the treatment of coronary ISR, coronary SV disease and other coronary indications. EU clinical guidelines recommend the use of DCBs for the treatment of coronary ISR based on clinical evidence. We estimate that potentially more than 30% of coronary interventions in the EU and Japan utilize a paclitaxel DCB. On March 1, 2024, BSC announced FDA approval for its AGENT™ paclitaxel-coated balloon for the treatment of coronary ISR following preliminary results from its US pivotal study showing statistical superiority for AGENT over plain balloon angioplasty with respect to the occurrence of TLF. We believe the 17.9% reported rate of overall TLF is still high and creates a need and an opportunity for a differentiated, sirolimus-based product like Virtue SAB.
•	De Novo Coronary Small Vessels (<=2.5 mm): DES are difficult to position in vessels measuring less than or equal to 2.5 mm in diameter and may reduce already limited luminal area thereby impacting blood flow. We estimate, based on published data relating to specific country-wide lesion incidences, that there are approximately 1,500,000 patients with lesions in small diameter vessels that may require treatment worldwide.
•	De Novo Large Vessel (>2.5 mm): Percutaneous coronary intervention (“PCI”), with placement of DES requires prolonged (greater than six months) treatment with dual antiplatelet therapy (“DAPT”), which is intended to prevent stent thrombosis or the development of blood clots on or around the metal struts of a stent. Stent thrombosis can lead to major adverse events such as heart attacks and death. We estimate, based on published data relating to specific country-wide lesion incidences, that patients with vessel diameter greater than 2.75 mm currently have an estimated 1,850,000 treatable lesions worldwide.
•	Below-the-Knee Lesions: BTK disease is a form of PAD and is a primary cause of critical limb ischemia or lack of sufficient blood flow to the legs and feet. This may lead to amputation and increased risk of death. Diagnosis and treatment of BTK disease is highly fragmented with patients being diagnosed by internists, podiatrists as well as interventionalists. The Rutherford score is often used to classify patients with peripheral artery disease with 0 being asymptomatic and 6 being severe ischemic ulcers or gangrene. The patients with Rutherford score of 3 – 5 are most likely to benefit from an effective interventional BTK treatment. We estimate there are currently 1,242,000 treatable BTK lesions worldwide. Available endovascular treatment options are limited and often provide limited benefit. Balloon angioplasty has generally poor outcomes with high restenosis rates that require frequent retreatment for these lesions. DES and bare metal stents are used off-label to treat BTK lesions but suffer from strut fractures and kinking due to high torsion and potential for a crush injury in arterial lesions that are located between the knee and ankle. Disappointingly, BTK trials with paclitaxel-coated balloons to date have shown limited improvement over plain balloons as well as, in some cases, increased risk of amputation. While the cause of increased amputation risk has not been attributed to a specific factor, we believe this may be due to drug toxicity and the impact of flakes and large particulates from the balloon coating itself causing blockage in downstream capillaries or the cytotoxic effect of paclitaxel in these downstream locations.

The above estimates are based on, among other factors, our engagement with an established market research firm to conduct market analysis of the Virtue SAB global opportunity. This third party employed primary and secondary data gathering and analysis methods. Primary analysis involved multiple Q&A calls with industry-leading key opinion leaders to help assess the addressable patient population and the most addressable patient segments. Secondary data analysis was conducted by mining numerous subscription-based market databases, Medicare data and published literature. After gathering initial disease prevalence data, both we and the third party spent extensive time collaborating on further delineating potential procedure volumes for coronary ISR, coronary SV disease, and BTK peripheral disease that can be addressed by Virtue SAB, taking into consideration patient treatment pathways, anticipated product benefits, competitive landscape and reimbursement. The market size calculations accounted for patients with high bleeding risk, which overlaps with all three target indications, and we believe will be an important driver of adoption. Our above estimate of 5.0 million treatable artery disease lesions is based on third-party data, combined with our knowledge of market dynamics and anticipated product differentiation.

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

Impact Potential of Virtue SAB

Virtue SAB is a proprietary drug-device combination product designed to deliver a large liquid dose of extended focal release SirolimusEFR during angioplasty for the treatment of atherosclerosis and prevention of restenosis. The patented Virtue SAB is specifically designed to perform angioplasty, a well-established interventional procedure where high-pressure balloon inflation mechanically re-opens a clogged artery. It also simultaneously enables protected delivery and extended focal release of therapeutic levels of proven sirolimus over the critical healing period following angioplasty, which we believe could revolutionize intra-procedural arterial drug delivery by leaving nothing permanent behind in the artery. While Virtue SAB is designed to achieve certain results as described above and below, there is no guarantee that Virtue SAB will prove to be safe and effective. Virtue SAB is designed to overcome the limitations of drug-coated balloons by:

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

1Granada et al. EuroIntervention 2016;12:740-747.

2 Animals included in the analysis of distant organs received average dose of 20.4 mg ≈10X the largest clinical dose

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

Clinical Results

SABRE Study Results

The SABRE, or Sirolimus AngioInfusion Balloon for Coronary In-Stent Restenosis, first-in-human clinical study was initiated in November 2013 by Caliber Therapeutics, Inc., which is now our subsidiary. SABRE was a prospective, 50-patient feasibility study at nine European centers (Belgium, The Netherlands, Denmark and Latvia), following patients for three years after Virtue SAB treatment, including angiographic follow-up at six months and clinical follow-up at one, two and three years.

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

Revised Per-Protocol Population

A revised per-protocol population was determined based on analysis of procedural data by an independent core lab. This analysis identified 14 cases out of the 50 patients treated in the SABRE study that represented serious violations of the established inclusion and exclusion criteria of the protocol for the study. Eight cases were excluded due to excessive proximity to the aorta or major side branches. Three cases were excluded due to treatment of lesions that were longer than the available Virtue SAB devices were designed to treat or because there were multiple lesions in the vessel where there was a target lesion. Finally, three cases were excluded due to double-layer stent ISR where Virtue SAB was used to treat to previously stented restenosis (i.e., the lesion already had two overlapping treatment stents). The remaining 36 patients with single-layer ISR are referred to herein as the revised per-protocol, population.

Virtue SAB met the primary performance endpoint of the SABRE study with Virtue SAB demonstrating six-month in-segment LLL was 0.12 mm, a positive result as compared to the study target of 0.43 mm. Virtue SAB met the primary safety endpoint with zero reported TLFs at 30 days. The secondary performance endpoint of binary restenosis was also met with Virtue SAB achieving a rate of 2.8%. Revised per-protocol analysis showed a low 2.8% rate of TLF at one-year follow-up and 5.6% at three-year follow-up. The increase in TLF after one year was because of the death of one study patient which was reported as multiple organ failure non-cardiac death and adjudicated as non-device and non-procedure related. Over the entire three-year period of the SABRE study, a total of 66 SAEs occurred in 32 of the 50 study patients (64.0%). A total of 29 SAEs in 18 patients were cardiac-related, of which:

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

A total of 37 SAEs in 25 patients were non-cardiac-related, none of them were adjudicated as “highly probable,” “probable,” or “possible” related to either the device treatment procedure or the investigational device. A total of eleven patients had both cardiac- and non-cardiac-related SAEs.

Intent to Treat Population

The intent-to-treat (“ITT”) population included all the patients enrolled in the study including those treated despite a significant protocol violation as noted above. The ITT analysis of the SABRE study demonstrated 0% MACE and TLF in hospital or at 30 days follow-up, 10.2% MACE and 8.2% TLF at six months, and 16.3% MACE and 14.3% TLF through three-year follow-up. LLL results were 0.31 mm at six months. We believe these results were encouraging given that the ITT population had a high percentage of difficult-to-treat diffuse lesions as well as lesions with an average time since original stent implantation of nearly four years which is substantially longer than typical ISR, which is most likely to occur 3 to 12 months after stenting.

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

Angiograms of Virtue SAB in Patients

The below images were best matched pairs of baseline and six-month follow-up angiograms identified and are included for illustrative purposes only to show the outcome of Virtue SAB administration in successfully treated patients. The images below are not intended to be representative of all the patients treated in the study and their respective outcomes.

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

The Virtue Trial, FDA Regulatory Status & Breakthrough Device

On April 29, 2025, we announced IDE approval from the FDA for the Virtue Trial, a pivotal trial to be conducted at up to 75 sites in the U.S. that is expected to randomize approximately 740 patients 1:1 to either treatment with Virtue SAB or Boston Scientific Corporation’s AGENTTM paclitaxel-coated balloon (currently the only drug-coated balloon approved in the U.S. for a coronary indication) with a primary efficacy and safety endpoint of statistical non-inferiority of target lesion failure (“TLF”) at 12 months post index treatment.

On October 27, 2025, we announced that we had initiated enrollment of patients for the Virtue Trial. We currently estimate completion of enrollment of the Virtue Trial in mid-2027; however, there is no assurance that our current operating plan will be achieved. To execute and support clinical activities for the Virtue Trial we plan to use (1) full-time employees as well as full- and part-time consultants to directly manage clinical studies and supervise external providers; (2) an external contact research organization (“CRO”), that serves as the authorized and legal representative of the study sponsor, submits study protocol for approval by clinical site review boards and ethics committees, and reports adverse events; and (3) an independent core lab and independent imaging analysis lab.

We currently anticipate using the Virtue Trial results to support regulatory approval for Virtue SAB for the treatment of coronary ISR. The FDA previously confirmed that Virtue SAB will be regulated as a combination product candidate, with the FDA’s Center for Devices and Radiological Health as the lead review center of a marketing application. In addition, Virtue SAB has been granted Breakthrough Device designation in:

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

SirolimusEFR — Additional Interventional Therapies Product Candidates and Development Initiatives

We believe we have a future opportunity to establish a pipeline of additional targeted therapeutic product candidates for development and licensing based on our proprietary SirolimusEFR formulation as well as, potentially, the microporous AngioInfusion balloon technology used in the Virtue SAB. SirolimusEFR is an investigational, extended focal release formulation of sirolimus, enabled by our proprietary Sostenocel technology. We believe the ability of its Sostenocel technology to enable localized, targeted delivery and extended tissue release of sirolimus offers the potential for new and impactful therapeutic applications of SirolimusEFR. Sirolimus, a pharmaceutical agent also known as rapamycin, is a macrolide compound that is used to treat artery disease (drug-eluting stents or drug-coated balloons), prevent organ transplant rejection, treat rare lung disease called lymphangioleiomyomatosis, and shown to be effective against various tumor types. In addition to these approved indications, sirolimus and its analogs have been studied for potential clinical benefit in a broad array of medical conditions.

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

We believe we have a future opportunity to develop additional therapies using our proprietary SirolimusEFR to potentially treat focal inflammation outside of coronary and peripheral vascular indications. Further, we are currently working on all chemistry, manufacturing and controls (“CMC”) testing for our IDE submission for the combination product Virtue SAB that includes populating a drug master file (“DMF”). We believe this DMF will be helpful in supporting additional vascular regulatory indications for Virtue SAB as well as future potential non-vascular indications for SirolimusEFR, with or without our microporous angioinfusion balloon technology. Depending on the indication, we may be able to leverage some of the biocompatibility and CMC data in the DMF, while providing additional data depending on the indication selected. Leveraging CMC data in the DMF, as well as other preclinical, clinical and device testing work related to Virtue SAB, may allow us to advance development of additional SirolimusEFR-based product candidates at an accelerated pace and at reduced cost, although no assurances can be given that development will proceed faster or at lower expense than otherwise expected.

We are evaluating the use of SirolimusEFR through a balloon device treatment and delivery system similar to our AngioInfusion Balloon, through next generation non-balloon-based delivery systems or simply as a direct focal injection for treatment of additional indications associated with major medical conditions for which mature procedure-based markets already exist. We will seek to identify and initiate discussions with potential strategic partners when we believe sufficient data and evidence is available to support a potential business collaboration.

Our Future Growth Strategy

Our growth strategy is primarily focused on the execution of key development initiatives and partnership opportunities within our existing product pipeline, with the objective to advance these product candidates to key value inflection points and to form strategic partnerships for commercial value realization. This includes advancing clinical study activities for our flagship product candidates, as well as moving earlier stage product candidates further into clinical development. In the future, we may look to potentially expand our pipeline through collaborations or spinouts with corporate partners, targeted acquisitions that are made in parallel to forming strategic collaborations, royalty-based research and development partnerships, as well as highly selective organic development or intellectual property licensing.

We carefully screen new opportunities utilizing our focused innovation selection criteria to ensure a fit with our partnership-enabled business model.

•	Target mature therapeutic device markets with significant unmet needs. Product innovations that address known unmet clinical and procedural needs in established medical markets with entrenched leaders and slowed product innovation.
•	Provide high-impact, procedure-based solutions with rapid adoption potential. Transformative technology solutions with the potential to improve clinical outcomes and lower costs of care while fitting existing treatment paradigms and having well-defined development pathways.
•	Offer strategic and financial benefits to a commercial partner and us. Innovative technologies that are protected by strong intellectual property offer distinct advantages that can be leveraged to disrupt competitive dynamics and have the potential to provide attractive profit margins to support favorable partnership economics.

Our Team and Innovation History

We are led by a highly accomplished, multidisciplinary management team with extensive experience and strong expertise in all phases of therapeutic product development. Our senior management team, including the vice president-level and above, has over 300 years of combined experience, with an average tenure of 25 plus years in the development and commercialization of procedure-based innovations for major clinical indications. Our team’s expertise includes clinical need and market analysis, product design and intellectual property prosecution, clinical and regulatory execution, as well as supply chain and quality system development. Members of our senior management team have been personally involved in the development and regulatory approval or clearance of over 100 products and have helped author over 600 patent applications. Our executive team is guided by a seasoned and highly accomplished board of directors with knowledge and experience in the healthcare industry, including medical devices, biotechnology and clinical medicine, as well as business operations, strategy, finance and capital markets. Further, our product development efforts are supported by world-renowned medical advisors who are physicians and scientists recognized for their knowledge of specific disease states and treatment options available, as well as their ability to quickly assess new technologies for clinical feasibility and likelihood of adoption.

All the product candidates in our pipeline were conceived and developed by our management team and employees through predecessor companies founded by a medical device accelerator, Accelerated Technologies, Inc. (“ATI”). ATI was originally founded in 2000 and employed active collaboration with industry-leading physicians to identify and purpose-build transformational therapeutic devices. Our founders and senior executives, Mr. David Hochman, our Chief Executive Officer, and Mr. Darren Sherman, our President and Chief Operating Officer, joined ATI in 2006 and 2008, respectively. Prior to their joining, ATI was associated with the development of approved devices such as transcatheter aortic valve replacement (Percutaneous Valve Technologies, Inc., which was acquired by Edwards Lifesciences Corp. in 2003) and catheter-based temporary ventricular support (Impella CardioSystems AG, which was acquired by ABIOMED, Inc. in 2005). Mr. Hochman and Mr. Sherman assumed control of ATI in 2009 and proceeded to found new companies that developed Virtue SAB (Caliber Therapeutics), AVIM Therapy (BackBeat Medical), and the FreeHold Duo and Trio Retractors (FreeHold Surgical). Orchestra BioMed, Inc.’s business was formed in May 2018 upon the merger of these three entities and a concurrent recapitalization. ATI was subsequently acquired by Orchestra BioMed, Inc. in December 2019.

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

Strategic Potential — We believe FreeHold devices have been optimized for strategic partnership because they are highly differentiated, enabling products that fit into the current treatment paradigms, are easy to use with a relatively short learning curve and have sufficiently high profit margins that provide potential for partnering to enable a revenue sharing arrangement.

Formation and Conversion to a Limited Liability Company — In May 2018, Orchestra BioMed, Inc. completed its acquisition of FreeHold Surgical, Inc., a Delaware corporation that has, among other things, the rights to our FreeHold Devices. FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractors for minimally invasive surgery in 2012. In December 2019, Orchestra BioMed, Inc. converted FreeHold Surgical, Inc., a Delaware corporation, to FreeHold Surgical, LLC, a Delaware limited liability company. References in this annual report to FreeHold refer to FreeHold Surgical, Inc. prior to its conversion to a limited liability company and to FreeHold Surgical, LLC after its conversion to a limited liability company, as applicable.

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

Market Opportunity & Commercial Experience — We estimate that there are approximately 1.5 million inpatient colonoscopy procedures that were performed in the U.S. and approximately 4.8 million worldwide annually, based on our analysis of market data and projections from iData Research Inc. Upper GI bleeds occurred in the U.S. at a rate of approximately 400,000 cases per year in 2019, according to iData Research Inc. The Pure-Vu System has been assigned an ICD-10 reimbursement classification code in the U.S., and we believe the clinical and health economic benefits offered by the Pure-Vu System make its use financially supportable under existing reimbursement payments for inpatient procedures. The Pure-Vu System does not currently have unique or dedicated reimbursement codes for specific additional reimbursement with any private or governmental third-party payors in any other country or for any other use; however, we may pursue reimbursement activities in the future. The Pure-Vu® System is designed to reduce the time required to complete colonoscopy procedures, which may make it attractive to closed healthcare systems, such as the Veterans Affairs hospital system (“VA”), that are insured by their constituents and bear the cost burden of lengthened hospital stays due to colonoscopy preparation. The Pure-Vu System is designed to reduce hospital stays through more efficient colonoscopy procedures, potentially saving money and expediting care. Additionally, VA patients may have increased complications with colonoscopy preparation due to the co-morbidities that veterans can experience. Thus, the potential clinical benefit to VA patients of the Pure-Vu product may be important as well, as the system is designed to remove debris and enhance the field of view during a colonoscopy procedure in the event the pre-procedure preparation was not optimal. The Pure-Vu System is currently in pilot commercial use in 8 hospitals in the U.S., including two VA hospitals. We anticipate increasing Pure-Vu System pilot use to approximately 20 U.S. hospitals in 2025, with a particular focus on the VA where we anticipate conducting structured clinical evaluations aimed at supporting broader VA system adoption. We also expect to obtain CE Mark approval for the next generation of the system with both the upper and lower indication and introduce the system to a few select hospitals in the EU and Israel.

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

•	Vivasure Medical — As of December 31, 2025, we owned a minority equity interest, representing approximately 10.9% in Vivasure Medical Limited (“Vivasure”), a Galway, Ireland-based company that develops advanced polymer implants and delivery systems, primarily focused on minimally invasive vessel closure in cardiology, interventional radiology and vascular surgery. On January 9, 2026, Haemonetics Corporation (“Haemonetics”), a U.S. medical device company, closed on an acquisition of Vivasure in which we expect to receive up to $21.0 million in cash proceeds. We can receive up to $10.7 million of proceeds in 2026 made up of a $4.7 million upfront, which was received on January 9, 2026, and approximately $6.0 million in a first milestone payment. The remainder of the proceeds may be received in future revenue earnouts based on the achievement of certain milestones in a period greater than one year.

Our Research and Development

We invest in research and development efforts that advance and expand our product pipeline. Our goals are to: (1) deliver on clinical, regulatory and commercial development objectives for Virtue SAB; (2) deliver on clinical, regulatory and commercial development objectives for AVIM Therapy set forth in collaboration with our strategic partner, Medtronic; and (3) further develop pipeline product candidates towards future partnerships with potential strategic partners. Our research and development expenses totaled $58.2 million for the year ended December 31, 2025 and $42.8 million for the year ended December 31, 2024.

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

In February 2023, we also contracted with MEDICO S.R.L. to develop a dual chamber pacemaker device that meets our specifications for running our cardiac neuromodulation therapies as well as standard pacing algorithms. This new device platform is designed to allow us to conduct CNT program studies for potential expanded indications and populations, including certain heart failure patients. Initial devices have been delivered, and we are actively engaging centers with a new protocol to conduct clinical evaluations which commenced in 2025.

Interventional Therapies (Virtue SAB, SirolimusEFR and Sostenocel)

Microporous AngioInfusion Balloon and other device components of Virtue SABs

Currently, we manage the supply chain, and these devices are manufactured by a selected group of third parties contracted by us. All of Virtue SAB’s key suppliers and vendors carry the proper quality system certification and/or FDA approvals for the activity they are providing in support of the manufacturing, testing, storage and distribution of components, materials, services or final product.

SirolimusEFR

We have internal capabilities for small scale production (300 vials per run), lyophilization, and characterization testing for SirolimusEFR. Clinical and commercial production has been contracted through an established clinical manufacturing organization with large scale current Good Manufacturing Practice (“cGMP”) production capabilities. We have scaled clinical production with an external manufacturing partner to achieve a capacity of approximately 3,000 vials per run with further scaling planned to reach planned commercial production capacity. Additional contract vendors provide polymer synthesis capabilities based on world-class polymer expertise in order to supply enabling components to the Sostenocel technology used to create SirolimusEFR. cGMP syntheses have been performed, with extensive analytical method, and quality control development complete. Synthesis of custom polymers has successfully achieved clinical scale with ongoing work to scale processes to commercial scale.

FreeHold Devices

We utilize an FDA-registered and ISO 13485-certified U.S.-based manufacturing partner to manufacture FreeHold Duo and FreeHold Trio intracorporeal retractors. Our manufacturing partner also provides warehousing and distribution of its products to qualified customers based on orders placed by customers to its FreeHold Surgical subsidiary. We have utilized the same manufacturing partner since the time of FDA product registration. Further, our manufacturing partner has achieved a greater than 99% on-time order delivery rate to our customers.

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

Our Competition

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete or plan to compete with developers, manufacturers and distributors of cardiovascular and other medical devices. Regarding Virtue SAB, our most notable competitors in the highly competitive interventional cardiology field include Boston Scientific Corporation, Medtronic plc, Becton Dickinson, Philips N.V., B. Braun, Abbott Laboratories, Cordis, Teleflex, Inc., Concept Medical, Inc., MicroPort, Eurocor Tech GmbH, iVascular, S.L.U., Biosensors International Group, Ltd., Balton, Invamed, Inc., and others. Regarding AVIM Therapy, our potential competitors in the field of cardiac rhythm management devices include Abbott Laboratories, Boston Scientific Corporation, BIOTRONIK, Inc., and MicroPort CRM and others.

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

We believe that our proprietary AVIM Therapy, Virtue SAB and other pipeline technologies, our partnership-enabled business model, our strategic partnerships, such as the Medtronic Collaboration for AVIM Therapy and our organizational culture and strategy will be important factors in our future success. We compete primarily on the basis that our products are designed to improve outcomes, reduce complications and provide distinct commercial advantages that can be leveraged by us and our strategic partners. Our continued success depends on our, and in some cases, our strategic partners’ ability to:

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

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term can be extended to recapture a portion of the United States Patent and Trademark Office’s (the “USPTO”) delay in processing the patent to issue as well as restore a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. We cannot be sure that our pending patent applications that we have filed or may file in the future will result in issued patents, and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products, will provide us with any competitive advantage, and will not be challenged, invalidated, or circumvented.

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

Trademarks

As of December 31, 2025, we have 8 trademarks that are approved in the United States: “Orchestra BioMed,” “Moderato,” “Virtue”, “FreeHold Surgical,” “FreeHold Duo,” “FreeHold Trio,” “Pure-Vu System,” and “Motus GI.” A further 10 applications for trademark registration are pending, covering “OBIO,” “SirolimusEFR,” “AngioInfusion,” “Virtue Sirolimus AngioInfusion Balloon,” “BackBeat Medical,” “BackBeat CNT,” “BackBeat Cardiac Neuromodulation Therapy,” “Moderato Plus,” “Sostenocel,” and “MICRO-PREP.” The trademark “Orchestra Biomed Inc.” is approved in Japan (only). This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our right or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Material Patents

As of December 31, 2025, we owned 241 patents globally, of which 82 were issued U.S. patents and 159 were patents outside of the United States.

Our issued patents expire between March 2026 and April 2041. Despite the near-term expiration of certain of our material patents, we believe that our other patents, as well as our trade secrets and continuing technological know-how, provide us with sufficient intellectual property protection to develop our product candidates and protect our intellectual property.

Below is a more specific overview of our intellectual property as it relates to our pipeline programs by modality:

Bioelectronic Therapies (AVIM Therapy and CNT-HF)

AVIM Therapy and CNT-HF are protected by an intellectual property portfolio which currently includes 44 issued U.S. patents and 94 issued patents in countries outside of the United States encompassing devices, algorithms, and methods. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2026 and 2041, without taking potential patent term extensions or adjustments into account. Additional patent applications are filed on a regular basis. BackBeat issued patents are divided between CNT and CNT-HF as follows: 40 issued U.S. patents and 80 issued patents in countries outside of the United States protect CNT, and which are exclusively licensed to Medtronic in the Primary Field pursuant to the Medtronic Agreement; four issued U.S. patents and 14 issued patents in countries outside of the United States protect CNT-HF; and a further 38 patent applications were filed protecting AVIM Therapy.

In addition to customary early termination provisions, the Medtronic Agreement will terminate on the date no further revenue share payments are due under the Medtronic Agreement and Medtronic’s license under the Medtronic Agreement would become fully paid up, perpetual, irrevocable and royalty-free. Revenue share payments with respect to each applicable country (or group of countries) are to be paid for a minimum period of time determined by the latest to occur of (a) the expiration of the last valid claim of certain specified patents (as well as any patents claiming priority to, from or through such patents) (the “Patent-Based Expiration”) or (b) the date that is 12 years after the first commercial sale of any AVIM-enabled pacemakers in the applicable country or group of countries (the “Time-Based Revenue Share Expiration”). Accordingly, to the extent AVIM-enabled pacemakers receive regulatory approval and are sold commercially, Medtronic’s obligation to make payments to us will extend to at least approximately 2041 under the Time-Based Revenue Share Expiration, regardless of the expiration of any of our patents. Further, such date may be extended up to an additional five years based on the Medtronic Agreement which provides that the Patent-Based Expiration may be extended until the expiration of patents that may be issued based on additional patent applications that we have filed prior to entering into the Medtronic Agreement, although no assurance can be given that such patents will be issued or any claims associated with newly issued patents will be valid. To the extent there are revenue share payments made under the Medtronic Agreement after the Time-Based Revenue Share Expiration and prior to the Patent-Based Expiration, those payments would likely be based on intellectual property we develop in the future, and not the current patents held by us.

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

The following table lists our material patents relating to AVIM Therapy and CNT-HF as of December 31, 2025, their jurisdiction and expiration date:

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	9,008,769	8/31/2033	AVIM Therapy
United States	9,333,352	3/14/2033	AVIM Therapy
United States	9,526,900	8/31/2033	AVIM Therapy
United States	9,370,662	8/31/2033	AVIM Therapy
United States	9,656,086	3/14/2033	AVIM Therapy
United States	9,878,162	8/31/2033	AVIM Therapy
United States	9,937,351	7/4/2034	AVIM Therapy
United States	10,071,250	3/14/2033	AVIM Therapy
United States	10,252,061	8/31/2033	AVIM Therapy
United States	10,441,794	3/14/2033	AVIM Therapy
United States	10,485,658	5/16/2037	AVIM Therapy
United States	10,610,689	3/14/2033	AVIM Therapy
United States	10,967,188	7/21/2034	AVIM Therapy
United States	11,097,108	12/19/2033	AVIM Therapy
United States	11,426,589	3/17/2038	AVIM Therapy
United States	11,452,875	3/14/2033	AVIM Therapy
United States	11,712,567	8/31/2033	AVIM Therapy
United States	11,969,598	4/20/2037	AVIM Therapy
United States	11,986,661	3/14/2033	AVIM Therapy
United States	12,208,271	6/17/2034	AVIM Therapy
United States	12,246,180	6/17/2034	AVIM Therapy
United States	12,485,805	3/14/2033	AVIM Therapy
Europe	EP2934669	12/19/2033	AVIM Therapy
Great Britain	EP2934669	12/19/2033	AVIM Therapy
France	EP2934669	12/19/2033	AVIM Therapy
Germany	EP2934669	12/19/2033	AVIM Therapy
Switzerland	EP2934669	12/19/2033	AVIM Therapy
Sweden	EP2934669	12/19/2033	AVIM Therapy
Italy	EP2934669	12/19/2033	AVIM Therapy
Spain	EP2934669	12/19/2033	AVIM Therapy
Europe	EP3082949	6/17/2034	AVIM Therapy
Great Britain	EP3082949	6/17/2034	AVIM Therapy
France	EP3082949	6/17/2034	AVIM Therapy
Germany	EP3082949	6/17/2034	AVIM Therapy
Switzerland	EP3082949	6/17/2034	AVIM Therapy
Sweden	EP3082949	6/17/2034	AVIM Therapy
Europe	EP3238777	12/19/2033	AVIM Therapy
Great Britain	EP3238777	12/19/2033	AVIM Therapy
France	EP3238777	12/19/2033	AVIM Therapy
Germany	EP3238777	12/19/2033	AVIM Therapy
Switzerland	EP3238777	12/19/2033	AVIM Therapy
Sweden	EP3238777	12/19/2033	AVIM Therapy
Europe	EP3461531	6/17/2034	AVIM Therapy
Great Britain	EP3461531	6/17/2034	AVIM Therapy
France	EP3461531	6/17/2034	AVIM Therapy
Germany	EP3461531	6/17/2034	AVIM Therapy
Switzerland	EP3461531	6/17/2034	AVIM Therapy
Sweden	EP3461531	6/17/2034	AVIM Therapy
Europe	EP3639888	12/19/2033	AVIM Therapy
Great Britain	EP3639888	12/19/2033	AVIM Therapy
France	EP3639888	12/19/2033	AVIM Therapy

h
Jurisdiction	Patent No.	Expiration Date	Related Product
Germany	EP3639888	12/19/2033	AVIM Therapy
Switzerland	EP3639888	12/19/2033	AVIM Therapy
Sweden	EP3639888	12/19/2033	AVIM Therapy
Europe	EP3445443	4/21/2037	AVIM Therapy
Great Britain	EP3445443	4/21/2037	AVIM Therapy
France	EP3445443	4/21/2037	AVIM Therapy
Germany	EP3445443	4/21/2037	AVIM Therapy
Switzerland	EP3445443	4/21/2037	AVIM Therapy
Sweden	EP3445443	4/21/2037	AVIM Therapy
Europe	EP3954429	4/17/2041	AVIM Therapy
Great Britain	EP3954429	4/17/2041	AVIM Therapy
France	EP3954429	4/17/2041	AVIM Therapy
Germany	EP3954429	4/17/2041	AVIM Therapy
Switzerland	EP3954429	4/17/2041	AVIM Therapy
Sweden	EP3954429	4/17/2041	AVIM Therapy
China	ZL201380072479.3	12/18/2033	AVIM Therapy
China	ZL201480075987.1	6/16/2034	AVIM Therapy
China	ZL2017109301826	12/18/2033	AVIM Therapy
China	ZL2018113777986	6/16/2034	AVIM Therapy
China	ZL201780034227X	4/20/2037	AVIM Therapy
Hong Kong	HK1226016	6/16/2034	AVIM Therapy
Hong Kong	HK1243968	12/18/2033	AVIM Therapy
Australia	AU2013361318	12/19/2033	AVIM Therapy
Australia	AU2014367229	6/17/2034	AVIM Therapy
Australia	AU2018217270	12/18/2033	AVIM Therapy
Australia	AU2019204758	6/17/2034	AVIM Therapy
Australia	AU2017252310	4/21/2037	AVIM Therapy
Australia	AU2022246435	4/21/2037	AVIM Therapy
Canada	CA2893222	12/19/2033	AVIM Therapy
Canada	CA2933278	6/17/2034	AVIM Therapy
Japan	JP6457530	6/17/2034	AVIM Therapy
Japan	JP6510421	12/19/2033	AVIM Therapy
Japan	JP6381087	12/19/2033	AVIM Therapy
Japan	JP6839163	6/17/2034	AVIM Therapy
Japan	JP7050693	4/21/2037	AVIM Therapy
Japan	JP7138202	12/19/2033	AVIM Therapy
Japan	JP7222962	6/17/2034	AVIM Therapy
Japan	JP7395638	4/21/2037	AVIM Therapy
Japan	JP7672471	4/21/2037	AVIM Therapy
Japan	JP7759859	12/19/2033	AVIM Therapy
Korea	KR10-2221586	12/19/2033	AVIM Therapy
Korea	KR10-2323562	6/17/2034	AVIM Therapy
Korea	KR10-2367191	12/19/2033	AVIM Therapy
Korea	KR10-2471841	6/17/2034	AVIM Therapy
India	401318	12/19/2033	AVIM Therapy
India	409845	4/21/2037	AVIM Therapy
India	516531	4/21/2037	AVIM Therapy
India	566889	12/19/2033	AVIM Therapy
United States	7,869,874	11/7/2028	AVIM Therapy
United States	8,515,536	3/15/2028	AVIM Therapy
United States	8,340,763	3/25/2031	AVIM Therapy
United States	8,165,674	7/13/2029	AVIM Therapy
United States	8,521,280	3/1/2026	AVIM Therapy
United States	9,370,661	9/25/2030	AVIM Therapy
United States	9,427,586	11/15/2027	AVIM Therapy
United States	9,687,636	3/1/2026	AVIM Therapy
United States	9,731,136	9/8/2029	AVIM Therapy
United States	10,252,060	9/8/2029	AVIM Therapy
United States	10,369,333	9/27/2026	AVIM Therapy
United States	11,083,894	9/8/2029	AVIM Therapy
United States	11,577,059	9/27/2026	AVIM Therapy
United States	11,759,639	10/30/2029	AVIM Therapy
United States	12,239,839	9/8/2029	AVIM Therapy
United States	12,440,653	3/1/2026	AVIM Therapy
United States	8,086,315	7/3/2026	AVIM Therapy
United States	11,406,829	10/4/2026	AVIM Therapy

Jurisdiction	Patent No.	Expiration Date	Related Product
United States	10,596,380	11/15/2027	CNT-HF
United States	11,389,658	9/8/2036	CNT-HF
United States	10,342,982	9/8/2036	CNT-HF
United States	11,529,520	11/15/2027	CNT-HF
Australia	AU2016319787	9/9/2036	CNT-HF
Japan	JP6999545	9/9/2036	CNT-HF
China	ZL2016800526048	9/9/2036	CNT-HF
Europe	EP3347090	9/9/2036	CNT-HF
Great Britain	EP3347090	9/9/2036	CNT-HF
France	EP3347090	9/9/2036	CNT-HF
Germany	EP3347090	9/9/2036	CNT-HF
Switzerland	EP3347090	9/9/2036	CNT-HF
Sweden	EP3347090	9/9/2036	CNT-HF
Italy	EP3347090	9/9/2036	CNT-HF
Spain	EP3347090	9/9/2036	CNT-HF
Korea	KR10-2630590	9/9/2036	CNT-HF
India	514118	9/9/2036	CNT-HF
Canada	CA2996312	9/9/2036	CNT-HF

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

Virtue SAB is currently protected by 7 issued U.S. patents and 20 issued patents outside the United States with additional patent applications pending in the United States and in countries outside of the United States covering key aspects of Virtue SAB product design, clinical application and enabling technology. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2030 and 2032, without taking potential patent term extensions or adjustments into account. We will continue to selectively advance certain aspects of Virtue SAB toward submission of appropriate patent applications. A further three published patent applications were filed to protect Virtue SAB.

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

The following table lists our material patents relating to Virtue SAB as of December 31, 2025, their jurisdiction and expiration:

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

FreeHold Devices

Our FreeHold Devices and additional minimally invasive surgery enabling devices are protected by an intellectual property portfolio which currently includes issued U.S. patents and issued patents and pending applications in countries outside of the United States covering methods and apparatus for intracorporeal retraction and removal of organs, internal adjustment of device and retraction, as well as design for safe device removal. Specifically, this portfolio includes 10 issued U.S. patents, 12 issued patents in countries outside the United States, and one pending application. These issued patents, and any patents granted from such applications, will, or are expected to, expire between 2030 and 2037, without taking potential patent term extensions or adjustments into account. A further three published patent applications were filed to protect FreeHold devices.

Motus Devices

Our Pure-Vu® System and related highly innovative technologies rooted in systems and methods for cleaning body cavities with or without the use of an endoscope are protected by an intellectual property portfolio which includes 21 granted or allowed patents in the U.S., 20 patents in Asia (Japan, China and Hong Kong), and 13 patents in the EU, with patent protection until at least 2040. In addition, we have 6 pending patent applications in various regions of the world with a focus on the U.S., EU and Japan. We have registered trademarks for Motus GI and for the Pure-Vu® System in the U.S., EU and other international jurisdictions. We also have a pending trademark application in the U.S. to MICRO-PREP.

Government Regulation

Our AVIM Therapy and CNT-HF product candidates and our FreeHold Devices, as well as the PerQSeal and Pure-Vu products, are regulated as medical devices. Our Virtue SAB product candidate is a proprietary drug/device combination product candidate in development for the treatment of artery disease. In the United States, products composed of constituent parts that individually would be regulated under different regulatory pathways, and frequently by different centers at the FDA, are known as combination products. In the case of Virtue SAB, if marketed individually, the balloon angioplasty device would be regulated by FDA as a medical device while SirolimusEFR would be regulated by the FDA as a drug. However, under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally obviates the need for separate approval of each component of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug/device combination product is attributable to the device constituent, the FDA center responsible for pre-market review of the device product would have primary jurisdiction for the combination product. A combination product with a medical-device primary mode of action generally would be reviewed and approved or cleared pursuant to the medical device approval and clearance processes set forth under the FDCA. In reviewing the marketing application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the drug component of the combination product met applicable requirements regarding safety and effectiveness. In addition, under FDA regulations, drug/device combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality Management System Regulation (the “QMSR”) applicable to medical devices.

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

Medical Device Regulation

United States

Medical devices are subject to extensive and ongoing regulation by the FDA under the FDCA and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, recalls, import detentions, suspension of manufacturing or distribution, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA’s Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States generally requires either FDA clearance of a 510(k) pre-market notification, or approval of a PMA application. The AVIM Therapy and CNT-HF product candidates will be regulated as Class III medical devices and will require submission of a PMA supplement or a PMA. We anticipate that our Virtue SAB product candidate will be regulated as a drug/device combination product that will require submission of a PMA.

PMA Pathway

In the United States, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QMSR, facility registration and product listing, reporting of adverse medical events and truthful and non-misleading advertising and promotion. Most Class I devices are classified as exempt from pre-market notification requirements and therefore may be commercially distributed without obtaining prior authorization from the FDA. Class II devices are subject to the FDA’s General Controls and special controls intended to provide reasonable assurance of safety and effectiveness of the device. Special controls can include performance standards, post-market surveillance, patient registries and guidance documents. Manufacturers of most Class II devices are required to submit to the FDA a pre-market notification under Section 510(k) of the FDCA demonstrating that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device and requesting permission to commercially distribute the device. Pursuant to the Medical Device User Fee Amendments of 2022 (MDUFA V), unless a specific exemption applies, 510(k) premarket notification submissions require payment of user fees. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, devices that utilize new technology, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, generally requiring approval of a PMA application.

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

Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel’s decision, the panel’s recommendations are important to the FDA’s overall decision-making process. In addition, the FDA may conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QMSR. The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.

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

The FDA will generally approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for the use(s) indicated in the proposed labeling. The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public’s health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

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

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB), for each clinical study site. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. If an IDE application is approved by the FDA and one or more IRBs, human clinical studies may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the evaluation of the device presents a non-significant risk to the patient, a sponsor may begin the clinical study after obtaining approval for the study by one or more IRBs without separate approval from the FDA. However, the clinical study must still be conducted in compliance with abbreviated IDE and human subject protection requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and recordkeeping requirements. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, recordkeeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits, or failures to follow applicable regulations.

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

Ongoing Regulation by the FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;
•	labeling regulations, which require that promotion is truthful, not misleading, fairly balanced, provides adequate directions for use, and that all claims are substantiated, and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health;
•	requirements for Unique Device Identifiers on devices and the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•	the FDA’s recall authority, whereby the FDA can order device manufacturers to recall a medical device from the market if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death; and
•	post-market surveillance regulations, which apply to certain Class II or Class III devices when necessary to protect the public’s health or to provide additional safety and effectiveness data for the device.

Manufacturing of medical devices is required to comply with the applicable portions of the QMSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. The QMSR incorporates by reference requirements of the international standard specific for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. Our facilities, records, and manufacturing processes, as well as those of our contract manufacturers, are subject to periodic scheduled or unscheduled inspections by the FDA. Our or our contract manufacturers’ failure to maintain compliance with the QMSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, its manufacturing operations and the recall or seizure of its products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed — once functional — and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directives continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical studies may begin;
•	approval by an independent IRB or ethics committee at each clinical site before each trial may be initiated;
•	generation of data from adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for its intended use;
•	submission to the FDA of a new drug application (an “NDA”) after completion of all pivotal trials;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•	satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data, if applicable;
•	payment of user fees; and
•	FDA review and approval of the NDA.

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

Clinical Studies

Clinical studies involve the administration of the new investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP and human subject protection requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IRB at each institution participating in the clinical study must review and approve the plan for any clinical study before it commences at that institution, and the IRB must continue to oversee the clinical study while it is being conducted. Some trials also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a Data Safety Monitoring Board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical study based on prespecified criteria, for example, if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Information about certain clinical studies must be submitted within specific timeframes for public dissemination on the www.clinicaltrials.gov website.

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

SirolimusEFR is the drug product component of our combination product Virtue SAB. On April 29, 2025, we announced that we had received FDA approval for an IDE amendment to initiate an updated design of our planned Virtue Trial for our Virtue SAB product candidate for the treatment of Coronary ISR.

The Hatch-Waxman Amendments

Our current regulatory strategy is to pursue development of a standalone SirolimusEFR product candidate for potential indications such as ophthalmic inflammatory conditions (uveitis) and chronic joint inflammation (osteoarthritis) as a Section 505(b)(2) NDA. As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on the FDA’s previous findings of safety, effectiveness or both for an approved drug product. As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by or for the applicant and for which the applicant does not contain a right of reference. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the product candidate. The FDA may also require companies to perform additional bridging studies or measurements, including clinical studies, to support the change from the approved listed drug. The FDA may then approve the new product candidate for all, or some, of the labeled indications and conditions of use for which the listed drug has been approved, as well as for any new indications and conditions of use sought by the 505(b)(2) applicant.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022 included, among other things, provisions that impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Similarly, the One Big Beautiful Bill Act of 2025 will reduce Medicaid funding significantly.

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

Our Employees

As of December 31, 2025, we had 86 employees engaged in finance, clinical, research and development, engineering, regulatory and administration functions. We anticipate that the number of employees will grow as we scale our research and development and clinical organizational capabilities. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our analytical and test method development, component and sub-assembly design and manufacturing, as well as preclinical studies, clinical studies, manufacturing and regulatory functions. We will use consultants and third-party analytical and design houses to complement internal capabilities and will utilize external manufacturing partners that have extensive experience in medical devices and dealing with regulatory bodies to provide components, assemblies and final product. Our suppliers will have ISO 13485 approved quality systems (or have been approved for GMP manufacturing of pharmaceutical products).

None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Available Information

We maintain a website at www.orchestrabiomed.com. We are providing the address to our website solely for the information of investors. The information contained on, or accessible through, our website is not a part of, nor is it incorporated by reference into this Form 10-K. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

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

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We have reported a net loss of $52.7 million for the year ended December 31, 2025 and a net loss of $61.0 million for the year ended December 31, 2024. As a result of these losses, as of December 31, 2025, we had an accumulated deficit of approximately $362.6 million. We expect to continue to incur net losses for the foreseeable future.

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

We expect our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing BACKBEAT study and Virtue Trial. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

The amount and timing of our future funding requirements are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the potential receipt of revenues or other payments or investments under the Medtronic Agreement and/or future collaborations, and the realization of cash from the acquisition of Vivasure by Haemonetics.

We had $34.7 million in cash and cash equivalents at December 31, 2025, which consisted primarily of bank deposits and money market funds. We also had $71.8 million of short-term marketable securities at December 31, 2025, which consisted primarily of our investments in corporate debt securities.

We currently have a limited operating history and limited sources of revenue and may never become profitable.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones include the commencement or completion of scientific studies and clinical studies and the submission of regulatory applications. We base these milestones on a variety of assumptions, which are subject to numerous risks and uncertainties. Our future collaboration agreements may have similar provisions. There is a risk we will not achieve these milestones on a timely basis or at all. Even if we achieve these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates, often for reasons beyond our control, depending on numerous factors, including:

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

In order to obtain approval of a PMA from the FDA for a device-led combination product candidate, such as our Virtue SAB, or for device candidates like AVIM Therapy or CNT-HF which are designed to be integrated with the collaboration of device manufacturers into their existing medical devices such as pacemakers, as well as other future product candidates, or marketing approval for an NDA, such as our extended release formulation of sirolimus called “SirolimusEFR,” we must conduct well-controlled clinical studies designed to assess the safety and efficacy of the product candidate, in addition to nonclinical and other product development studies. Clinical development is a long, expensive and uncertain process and is subject to delays and to the risk that products may not ultimately adequately demonstrate safety or effectiveness in treating the indications for which they are designed. Completion of the clinical studies required to support a marketing authorization usually takes several years or more. We cannot assure you that we will successfully complete clinical testing of our products within the periods we have planned, or at all. Even if we achieve positive interim or preliminary results in clinical studies, these results do not necessarily predict final results, and positive results in early trials do not necessarily predict success in later trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have suffered significant setbacks in advanced clinical studies, even after receiving positive results in earlier trials. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, IRBs or regulatory authorities to interrupt, delay or halt clinical studies. We, the FDA, or another regulatory authority may suspend or terminate clinical studies at any time to avoid exposing trial participants to unacceptable health risks.

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

We could also encounter delays if a clinical study is suspended or terminated by us, by the IRBs of the institutions at which such studies are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols, results of regulatory inspection of the clinical study operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical study. If we experience delays in the completion of, or termination of, any clinical study, the approval, certification and commercial prospects of our product candidate will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical studies will increase our costs, slow down the approval or certification process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted under GCPs with supplies of our product candidates produced under cGMP and/or FDA’s QMSR and other requirements. Furthermore, we rely on CROs, consultants and clinical study sites to ensure the proper and timely conduct of our clinical studies and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical studies in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care, and sufficient heterogeneity in clinical patient populations to support approval.

The FDA and comparable foreign regulatory authorities may not accept data from any preclinical or clinical trials we may conduct in foreign countries.

Up to 50% of our BACKBEAT study data is expected to come from sites or patients outside of the United States. While we remain in compliance with the parameters the FDA has set for us regarding clinical data received from abroad in the BACKBEAT study, the FDA’s acceptance of data generated for patients recruited outside the United States from clinical trials conducted in whole or in part outside the United States may be subject to certain conditions.

Although the FDA has the authority to accept foreign data as part or even the sole basis for marketing approval, the FDA generally does not approve an application on the basis of foreign data alone unless (i) the data is applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and (iii) the FDA’s clinical trial requirements were met. Many foreign regulatory authorities have similar approval requirements. In addition, any clinical study conducted in whole or in part outside of the United States would be subject to the applicable local laws of the jurisdiction where the trial was conducted. We cannot guarantee that the FDA or comparable foreign regulatory authority will accept data from trials conducted in whole or in part outside of the United States, which may result in the need for additional trials conducted in the United States.

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

The medical technology and pharmaceutical industries are highly competitive, and the medical device industry is characterized by rapid and significant change. Many of our current and potential competitors have substantially greater financial, manufacturing, marketing, and technical resources than we do. Larger competitors may have substantially larger sales and marketing operations than we or our partners have or plan to have and may have greater name recognition. This may allow those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which would give them a significant advantage over the sales and marketing team we would use and our international distributors in making sales.

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

Interim, “topline” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

If any serious adverse events occur, clinical studies or commercial distribution of any product candidates or products we develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease clinical studies, deny approval of, or require us to cease selling any product candidates or products for any or all targeted indications. If we are required to delay, suspend or terminate any clinical study or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval or certification and we or others later identify undesirable side effects or adverse events caused by such products, including as part of any post-approval studies, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may suspend, limit or withdraw approvals or certifications of such product, or seek an injunction against sale or distribution;
•	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•	we may be required to change the way the product is administered or conduct additional clinical studies or post-approval studies;
•	we may be required to create and implement a REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients or other significant measures to assure safe use;
•	we may be subject to fines, injunctions or the imposition of criminal penalties;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved or certified, and could seriously harm our business.

We depend on attracting, retaining and developing key management, clinical, scientific, regulatory, quality, marketing and other expert personnel, and losing these personnel could impair the development and sales of our products or product candidates.

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

If we make acquisitions, we could incur significant costs and encounter difficulties that harm our business.

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

Litigation and other legal proceedings may adversely affect our business.

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

Product liability and other claims against us may reduce demand for our products or result in substantial damages.

Our business exposes us to potential liability for risks that may arise from the clinical testing of our product candidates, the use of our products by physicians, and the manufacture and sale of any approved products. Individuals may bring product liability claims against us, including frivolous lawsuits, if one or more of our products causes, or merely appears to have caused, an injury.

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

The misuse or promotion of off-label uses of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, any of which could be costly to our business.

Any products that we market will be approved for specific indicated uses and subject to limitations on those uses as specified in their respective approved or certified labeling. Uses outside of the approved or certified indications for use are known as “off-label uses.” We cannot prevent a physician from using our products off-label in the physician’s independent professional medical judgment. However, there may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications, other than those approved or certified by the FDA or by any foreign regulatory authority or notified body, may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved or certified. With only limited exceptions, a product generally may not be promoted for off-label uses. If the FDA or any foreign regulatory body determines that our promotional materials, training or other activities constitute promotion of an off-label use, it could request that we modify our materials and activities or subject us to regulatory or enforcement actions, including the issuance or imposition a regulatory letter (such as of an untitled or warning letter), injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other legislation, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

In addition, physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If so, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance.

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

As we expand, in order to remain competitive, we will need to significantly expand and improve our information technology systems and personnel to support historical and expected future growth. As such, we will continue to invest in and implement significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including risks and costs relating to, among other things, potential disruption of our business and internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

Economic conditions may adversely affect our business, financial condition and share price.

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

In recent years, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, inflation, declines in economic growth, wage inflation because of labor shortages and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine and the conflict between the United States, Israel and Iran, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In addition, the military conflict between the United States, Israel and Iran and escalation risks of a widening conflict in the Middle East are likely to continue to impact the global economy, and any prolonged or expanded conflict and instability in the Middle East could further disrupt global trade, energy supplies and market confidence. Each of the developments described above, or any combination of them, could adversely affect our businesses, financial condition and results of operations. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. These developments, or the perception that any of them could occur, may restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. For example, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

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

Disruptions at the FDA, other government agencies and notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, certified or commercialized in a timely manner or at all, or otherwise prevent those agencies and bodies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, other government agencies and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or other government agencies’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s, other government agencies’ and notified bodies’ ability to perform routine functions. These factors may also impact the FDA’s ability to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new drugs and medical devices or modifications to approved drugs or approved or certified medical devices to be reviewed and/or approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. presidential administration has sought to reduce the number of federal employees. If funding for the FDA is reduced, if the FDA workforce is reduced, if FDA priorities are changed or if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

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

In addition, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, currently designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation may impact the ability of our notified body(ies) to timely review and process our regulatory submissions, and our ability to grow our business in the EEA.

We, in conjunction with our partners, intend to sell our products internationally in the future, but we and our partners may experience difficulties in obtaining regulatory approval or certification or in successfully marketing and distributing our products internationally even if approved or certified. A variety of risks associated with marketing and distributing our products internationally could materially adversely affect our business.

Our future growth may depend, in part, on our and our partners’ ability to develop and commercialize our planned and future products in foreign markets. Sales of our products outside of the United States will be subject to foreign regulatory requirements governing clinical studies and marketing approval or certification, as well as FDA regulation of the export of drugs and medical devices from the United States. To obtain separate regulatory approval or certification in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical studies, commercial sales, pricing and distribution of our planned or future products. We and/or our partners will incur substantial expenses in connection with our expected international expansion. Additional risks related to operating in foreign countries include:

•	differing reimbursement regimes in foreign countries, including price controls;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	foreign currency fluctuations, which could result in increased operating expenses, reduced revenue and other obligations incidental to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or comparable foreign regulations;
•	the existence of additional third-party patent rights of potential relevance to our business;
•	economic weakness, including inflation or political instability in particular foreign economies and markets;
•	challenges protecting and enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•	product shortages resulting from any events affecting raw material or finished good supply or distribution or manufacturing capabilities abroad;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism (including the ongoing invasion of Ukraine by Russia and the conflict in the Middle East), natural disasters, including earthquakes, typhoons, floods and fires, or health epidemics or pandemics or other contagious outbreaks, such as the recent COVID-19 pandemic.

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

We may in the future bring certain cGMP product release testing, stability testing and cGMP pharmaceutical manufacturing capabilities in-house, and we may not be able to do so successfully or in compliance with FDA regulations.

We have brought certain activities that we previously outsourced to third parties, in-house, and we may bring certain additional activities in-house in the future. For example, we have brought certain cGMP product release testing related to SirolimusEFR in-house. In addition, we may eventually bring the manufacture of pharmaceutical drug products, such as SirolimusEFR, in-house. To the extent we do bring these functions in-house, we will be directly subject to FDA and other regulations with respect to these activities, such as the FDA’s cGMP requirements and similar foreign requirements. We cannot provide assurance that we will be able to perform these functions effectively or comply with applicable regulations if we bring these functions in-house.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, we had gross net operating loss (“NOL”) carryforwards of approximately $205.4 million for federal income tax purposes, and $166.6 million for state income tax purposes, and approximately $8.8 million of federal research and development tax credits, after applying limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have experienced Section 382 ownership changes in the past, and the federal NOL disclosed above reflects the impact of the calculated Section 382 limitation. In addition, we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), future tax losses may be utilized to offset no more than 80% of the taxable income annually. There is also a risk that due to statutory or regulatory changes or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we attain profitability. As of December 31, 2025 and 2024, we recorded a full valuation allowance on these deferred tax assets. As of December 31, 2025, we had approximately $100.7 million of foreign net operating loss carryforwards related to our acquisition of Motus GI. Similarly, we have recorded a full valuation allowance on these deferred tax assets.

Changes in tax laws could adversely affect the taxes we pay and, as a result, adversely affect our financial condition and results of operations.

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

We intend to primarily pursue licensing and distribution arrangements with strategic partners to commercialize and sell our product candidates. As such, licensing and collaboration payments, including upfront and milestone payments, as well as royalties and revenue sharing arrangements related to our products and product candidates, will account for substantially all of our revenue for the foreseeable future. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. We have limited experience in negotiating, establishing and managing such collaborations and we may be unable to successfully form and maintain such arrangements. For example, in 2025, we and Terumo entered into the Termination and ROFR Agreement, pursuant to which we and Terumo terminated the Terumo Agreement, and we may not be able to find a new strategic partner for our Virtue SAB product candidate. See “Our Company—Our Flagship Candidates—Virtue SAB” in Item (Business) of the Annual Report on Form 10-K.

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

In addition, successfully manufacturing a medical device combination product or product candidate such as our Virtue SAB is a complex and uncertain process, dependent on the efforts of management, suppliers, manufacturing companies, packaging vendors, testing companies, outside consultants and general economic conditions, among other factors. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Any factors that adversely impact the manufacturing of our products or product candidates will have a negative impact on our business, results of operations and financial condition. We cannot assure you that we or our partners will be successful in manufacturing our products or product candidates or any potential enhancements to our products or any other new products. Our inability to successfully manufacture our product candidates through partnerships and/or successfully develop and manufacture our product candidates or products or any enhancements to our product candidates or products which we may develop would have a material adverse effect on our business, results of operations and financial condition.

We and our partners may be unable to sustain revenue growth.

We expect our ability to increase our revenue in future periods to primarily depend on the ability of commercial partners to successfully penetrate our target markets and increase sales of our products or product candidates, which will, in turn, depend in part on our partners’ success in growing their customer base and obtaining reorders from those customers. New products will also need to be developed and approved or certified or otherwise authorized by the FDA and foreign regulatory agencies or notified bodies to sustain revenue growth in our markets. Additional clinical data and new products may be necessary to grow revenue.

The failure of our manufacturing partners and component suppliers to meet regulatory quality standards applicable to their manufacturing processes could have an adverse effect on our business, financial condition and results of operations.

Our medical device and component manufacturers must register with the FDA and are subject to periodic inspection by the FDA for compliance with the QMSR and cGMP, requirements, which require manufacturers of medical devices and drugs, respectively, to adhere to certain manufacturing practices, including design controls, product validation and verification, in process testing, quality control and documentation requirements. Similar requirements apply in foreign jurisdictions. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections or audits by the FDA and other regulatory agencies or notified bodies. Our component, polymer and drug suppliers are also required to meet certain standards applicable to their manufacturing processes.

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

From time to time, we engage outside parties to perform services related to certain of our clinical studies and trials, and any failure of those parties to fulfill their obligations could cause costs and delays.

From time to time, we engage consultants and CROs to help design, monitor and analyze the results of certain of our clinical studies and trials. The consultants and CROs we engage interact with clinical investigators to enroll patients in our clinical studies. We depend on these consultants, CROs and clinical investigators to perform the clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with regulations and requirements for conducting, recording and reporting results of clinical studies or trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory authorities. The consultants and CROs also are responsible for protecting confidential patient data and complying with U.S. and foreign laws and regulations related to data privacy. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we must change service providers. This risk is greater for our clinical studies and trials conducted outside of the United States, where it may be more difficult to ensure our studies and trials are conducted in compliance with FDA requirements. Any third parties we hire to design or monitor and analyze results of our clinical studies and trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical study protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and our development costs will increase. We may not establish or maintain relationships with these third parties on favorable terms, or at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not be able to do so without undue delays or considerable expenditures, or at all.

The FDA and similar regulatory bodies may hold us responsible for any failure of our third-party consultants or CROs. Our monitoring of our third-party consultants or CROs may fail to detect, remedy or report their failures.

The continuing development of many of our products and product candidates depends upon our maintaining strong working relationships with physicians.

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

We have limited pharmaceutical manufacturing experience and our CMOs may experience development or manufacturing problems or delays in producing our product candidates and planned or future products that could limit or prevent the potential growth of our revenue or increase our losses.

We are responsible for the manufacture of the proprietary SirolimusEFR used in our Virtue SAB product candidate. We have already experienced substantial delays and other challenges in the manufacture of SirolimusEFR as a result of supply chain and personnel issues experienced by the single source CMO that produces SirolimusEFR for us. Further, the manufacture of SirolimusEFR involves certain novel processes that we continue to develop to achieve consistent reproducibility as well as increase scale to support large clinical studies and future commercialization. In the event that we do not have sufficient SirolimusEFR, the Virtue Trial and additional planned clinical studies could be prevented or delayed. Further delays in our trial timelines will result in additional expenses to us and potentially risk or damage the future competitiveness of our Virtue SAB solution.

If approved for use in connection with our medical device product candidates or as a stand-alone product, we currently expect to remain responsible for the manufacture and supplying of SirolimusEFR at clinical and/or commercial scale. We have limited experience in manufacturing (or overseeing the manufacture) of pharmaceutical products and no experience manufacturing SirolimusEFR in the volume that we anticipate will be required for commercial sales. We do not currently have, nor do we currently have plans to acquire, the infrastructure or capability internally to manufacture or test SirolimusEFR on a clinical and/or commercial scale. Instead, we rely on contract manufacturers for current production of SirolimusEFR for clinical study supplies and currently plan to continue to use contract manufacturers for supply and testing. Our reliance on third-party suppliers and manufacturers, including certain single-source suppliers, could harm our ability to supply SirolimusEFR in sufficient quantity for the Virtue Trial or commercial sale. If our third-party suppliers fail to deliver the required quantities of materials on a timely basis and at reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the supply of our products or product candidates to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

The facilities used by our CMOs to manufacture our product candidates must be authorized by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after a PMA, NDA or comparable foreign regulatory marketing application is submitted. We depend on our contract manufacturing partners for compliance with the FDA’s cGMP or similar foreign requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s or foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or foreign approval for use of their manufacturing facilities with respect to our product candidates. In addition, if the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, without delay, or at all, which would significantly impact our ability to fulfill our supply requirements for SirolimusEFR for Virtue SAB, as well as sales of SirolimusEFR for other potential clinical applications.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. They may also encounter equipment breakdowns requiring lengthy repairs or the need to replace equipment. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination and could require that affected supplies be withdrawn or withheld from the market. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide SirolimusEFR for the Virtue Trial or future clinical trials would be jeopardized, which would result in a material adverse effect on our business, financial condition, results of operations and prospects.

Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our partners’ manufacturing operations and related product sales.

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

We source certain products from foreign suppliers, making us vulnerable to supply problems or price fluctuations caused by trade conflicts and other geopolitical events.

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

The imposition of new duties, tariffs, trade barriers and retaliatory countermeasures implemented by the U.S. and other governments and the resulting impact on the cost of imported materials and demand for our future products may have a material adverse effect on our business, financial condition and results of operations.

The implementation of significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the U.S., have introduced uncertainty to our business and may increase the cost of producing our product candidates for our clinical trials (and the cost of producing future products, if approved). In response, China announced and other countries have announced additional tariffs on U.S. goods. The imposition of additional tariffs or other trade barriers by countries outside of the U.S. may adversely affect our ability to market our future products (if approved) in these jurisdictions and increase our costs in these markets, which would adversely affect our financial results.

The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. United States and foreign policy changes and uncertainty about such changes have resulted in increased market volatility.

As a result of these dynamics, we may find it difficult to predict the impact to our business of these and future changes to the trading relationships between the U.S. or other countries or the impact on our business of new laws or regulations adopted by the United States or other countries.

Under recent legislation, certain third-party manufacturers and other third parties (frequently China-based companies) may be considered a “biotechnology company of concern.” If a third-party manufacturer receives such a designation, it may restrict the ability of U.S. companies like us to purchase services or products from, collaborate with, or otherwise work with such manufacturers. For example, it may delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

Risks Related to Government Regulation and Our Industry

Healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 (the “MACRA”), enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and implemented fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. In addition, the Inflation Reduction Act of 2022 included, among other things, provisions that impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. It is unclear what effect new quality and payment programs, such as MACRA or the IRA, may have on our business, financial condition, results of operations or cash flows.

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

For instance, in December 2021, the EU Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. This regulation, which entered into force in January 2022, intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and making decisions on pricing and reimbursement.

Regulatory compliance is expensive, complex and uncertain, and approvals or certifications can often be denied or significantly delayed. We may not obtain the necessary approvals or certifications and failure to obtain timely regulatory approval or certification, if at all, would adversely affect our business.

We are not permitted to commercialize, market, promote or sell any of our product candidates in the United States without obtaining approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval or certification by the FDA, comparable foreign regulatory authorities and notified bodies, is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval, certification or the decision not to approve an application. Regulatory authorities and notified bodies have substantial discretion in the approval or certification process and may refuse to accept any application or may decide that our data are insufficient for approval or certification and require additional preclinical, clinical or other studies. We have not submitted for or obtained marketing approval for any product candidate, except for European Conformity (“CE”) mark certification of our first-generation AVIM Therapy on the Moderato IPG device.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing device, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a PMA application from the FDA, unless an exemption applies. Under the FDCA, medical devices are classified into one of three classes, Class I, Class II or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Certain Class I and Class II devices are exempt from premarket notification (510(k)) requirements as well as QMSR requirements. A Class I or Class II device that is exempt from 510(k) requirements must still comply with other requirements unless the device is explicitly exempt from those requirements as indicated in the regulation for that device type. We do not believe Virtue SAB or AVIM Therapy or other of our current product candidates will be exempt from, or eligible for, clearance under Section 510(k) of the FDCA. We expect our product candidates will require submission and FDA approval of a PMA to be marketed in the United States. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for the indication(s) included in the proposed labeling based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical study, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally require FDA approval. The PMA process can be expensive, lengthy and uncertain. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA.

In the United States, before we can market a new drug product, or market an approved drug for a new indication, we must receive approval of an NDA. In the process of obtaining NDA approval, the FDA must determine that the drug product candidate is safe and effective for the indication(s) included in its proposed labeling. The NDA is a comprehensive, multivolume application that includes, among other things, the results of preclinical and clinical studies, information about the drug’s composition, and plans for manufacturing, packaging and labeling the drug. The time required to obtain NDA approval by the FDA is unpredictable and typically takes many years following the commencement of clinical studies.

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

The FDA, comparable regulatory authorities (or notified bodies) can delay, limit or deny approval of a drug or approval or certification of a medical device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for the use(s) proposed in their labeling;
•	inability to satisfy regulators on the biocompatibility of our novel materials or to gain agreement with regulators on the methods or results of biocompatibility testing;
•	the disagreement of the FDA or the applicable foreign regulatory authority or notified body with the design or implementation of our clinical studies or the interpretation of data from preclinical studies or clinical studies;
•	serious and unexpected adverse effects experienced by participants in our clinical studies;
•	the data from our preclinical studies and clinical studies may be insufficient to support approval;
•	our inability to demonstrate that the clinical and other benefits of the product candidate outweigh the risks;
•	the quality systems, manufacturing processes and/or facilities we use may not meet applicable requirements; and
•	the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for approval or certification.

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

Subject to the transitional provisions provided in the EU Medical Devices Regulation, and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the Medical Devices Directive and the Active Implantable Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. All medical devices (including active implantable medical devices) placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and — where applicable — other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. Failing to comply with applicable laws and regulations would preclude us from being able to affix the CE mark to our products, which would prevent us from selling them within the EU.

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

Our medical device products must be manufactured in accordance with federal, state and foreign regulations, and we or any of our suppliers or third-party manufacturers could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our medical device products must comply with the FDA’s QMSR which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products.

If any of these events occur, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

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

Moreover, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval or certification of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, with the change in U.S. presidential administrations in 2025, there continues to be substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired. In addition, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rule-making process, any of which could adversely impact our business and operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval or certification that we may have obtained and we may not achieve or sustain profitability.

Modifications to any approved or certified device products may require us to obtain new PMA approvals or approvals of a PMA supplement or foreign certification, and if we market modified products without obtaining necessary approvals or certifications, we may be required to cease marketing or recall the modified products until required approvals or certifications are obtained.

Certain modifications to any device product for which we receive PMA approval may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA requires device manufacturers to make and document a determination of whether a modification requires approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions regarding whether approval of a modification is necessary. We may make modifications to approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved device products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications.

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

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA or foreign regulatory authorities. If the FDA or foreign regulatory authorities disagree with our determinations, it could require us to report those actions as recalls, and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

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

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

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

Our relationships with physicians, patients and payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.

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

Actual or perceived failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

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

Environmental and health safety laws may result in liabilities, expenses and restrictions on our operations.

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

We are subject to economic sanctions, export control, anti-bribery, anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, and violations of these laws could result in substantial penalties and prosecution.

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

We may be unable to enforce our intellectual property rights throughout the world.

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

Besides patented intellectual property, we also rely on trade secrets, unpatented proprietary technology, confidential information and know-how to protect our technology and maintain our competitive position, particularly when patent protection is not appropriate or obtainable. These include, but may not be limited to, with respect to Virtue SAB and other product candidates our Interventional Therapies group may develop, the chemical and physical aspects of the polymers and excipients in our formulation and the process by which our formulation is mixed, purified, concentrated, diluted, stored, filled into vials, freeze dried, sterilized, inspected, labeled and packaged, as well as physical and engineering aspects of our catheter, detailed specifications of our porous balloon, and physical and engineering aspects of our dose unit, recon unit, and pre-filled syringe. With respect to AVIM Therapy, this may include, but may not be limited to, certain aspects of our proprietary algorithms. However, trade secrets and unpatented proprietary technology are difficult to protect. To protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements may not prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy if unauthorized disclosure of confidential information or other breaches of the agreements occur. Others may independently discover or reverse engineer our trade secrets and proprietary information licensed to us or that we own in a manner that could prevent legal recourse by us. Enforcing a claim that a party illegally obtained and is using trade secrets licensed to us or that we own is difficult, expensive and time consuming, and the outcome is unpredictable. In the United States, trade secret violations are both a matter of federal law and state law, and the criteria for protection of trade secrets under state law can vary among different jurisdictions. Courts outside the United States may be less willing to protect trade secrets or unpatented proprietary technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

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

Patents covering our technology or products could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We may intentionally choose not to or inadvertently fail to comply with such requirements. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in the abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

We may be unable to acquire patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation.

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

Risks Related to Ownership of Our Common Stock

Stockholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.

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

Anti-takeover provisions contained in our Charter and our Bylaws and under Delaware law could impair a takeover attempt.

Certain provisions of Delaware law, as well as provisions in our certificate of incorporation (“Charter”) and our bylaws (“Bylaws”), may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Among other things, these provisions:

•	allow our board of directors (our “Board”) to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of other stockholders;
•	provide for a classified board of directors with staggered three-year terms;
•	provide that directors may only be removed for cause, and only by the affirmative vote of shares representing a majority of the shares entitled to vote at an election of directors;
•	prohibit stockholder action by written consent;
•	provide that special meetings may only be called by the Chairperson of our Board, the Chief Executive Officer or a majority of the directors;
•	provide that we may indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law;
•	provide that any adoption, amendment or repeal of any provision of the Bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2∕3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; and
•	establish advance notice requirements for nominations for elections to our Board and for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our Charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for certain disputes between us and our stockholders, which could make our securities less attractive and impose legal costs on us if such limitations are challenged.

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

The price of our common stock has in the past been volatile and may continue to be volatile and subject to significant fluctuation.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our common stock has experienced volatility. For example, from January 1, 2025 through March 12, 2026, the closing price of our common stock on the Nasdaq Global Stock Market ranged from a high of $5.98 to a low of $2.35. The price of our common stock may continue to experience volatility in the future and is subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of such factors, including the factors listed below, could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in our future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities in the future, our stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. For example, in connection with the Termination and ROFR Agreement, Terumo purchased Series A Preferred Stock, which is convertible into common stock in the future, subject to certain conditions, at a minimum of $12 per share. The Series A Preferred Stock has preference to our common stock with respect to, among other things, payment upon liquidation of the Company. Because the decision to issue additional securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interest.

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

The holders of an aggregate of up to 17,148,494 shares of common stock (not including 1,310,000 shares underlying warrants) or approximately 29% of our outstanding common stock as of March 10, 2026, are entitled to registration rights under the Second Amended and Restated Registration Rights Agreement and Lock-Up Agreement, as of November 21, 2023 (the “Amended and Restated Registration Rights Agreement”) entered into in connection with the closing of the Business Combination, and the Company has registered, among other things, the resale of those outstanding shares of Common Stock as well as the issuance of shares of Common Stock underlying warrants. In certain circumstances, holders of these securities can demand that we conduct an underwritten offering of their securities or facilitate block trades of their securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements we file. We will bear the expenses incurred in connection with the filing of any such registration statements. The presence of these additional shares trading in the public market may have an adverse effect on the market price of our securities.

Due to the significant number of redemptions of HSAC2’s ordinary shares in connection with the Business Combination, there was a significantly lower number of HSAC2 ordinary shares that converted into shares of our common stock in connection with the Business Combination. As a result, the shares of our common stock being registered for resale constitute a considerable percentage of our public float. Additionally, some of the shares of our common stock being registered for resale were originally purchased by selling securityholders pursuant to investments in Orchestra BioMed, Inc. at prices considerably below the current market price of our common stock. This discrepancy in purchase prices may have an impact on the market perception of our common stock’s value and could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. The registration of these shares for resale creates the possibility of a significant increase in the supply of our common stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our common stock.

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

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

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

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

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

We are a smaller reporting company and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We no longer qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. However, for so long as we qualify as a “smaller reporting company,” we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “smaller reporting companies,” including but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and later effective dates for compliance with certain new disclosure obligations. We will remain a smaller reporting company if we have either (i) a public float of less than $250.0 million held by non-affiliates as of the last business day of the second quarter of our then-current fiscal year or (ii) annual revenues of less than $100.0 million during such recently completed fiscal year with less than $700.0 million in public float as of the last business day of the second quarter of such fiscal year.

In addition, we will not be required to include an attestation report of our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act’) due to an exemption for certain “smaller reporting companies. We will continue to not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act as long as (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million as of the last business day of the second quarter of such fiscal year.

We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business.

Pursuant to Section 404 of the Sarbanes-Oxley Act, and in light of SEC guidance, management is required to report our assessment of internal control over financial reporting. In addition, if and when we become an accelerated filer or large accelerated filer that is not eligible to be a smaller reporting company and have annual revenues of at least $100.0 million, an attestation of our independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff or retain additional outside consultants.

If we are unable to assess whether our internal control over financial reporting is effective, we may be subject us to adverse regulatory consequences, a loss of investor confidence and a decrease in the market price of our common stock. If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

We incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company. These increased costs require us to divert a significant amount of money and management attention that could otherwise be used to expand the business and achieve strategic objectives.

There are significant financial costs and expenses for complying with the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations of the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations thereunder, rules and regulations of the Public Company Accounting Oversight Board (“PCAOB”) and Nasdaq. Compliance with public company requirements increases costs and requires the expenditure of significant managements resources. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs and administrative burdens. In order to comply with these requirements, we carry out activities that Orchestra BioMed, Inc. had not done previously. For example, since becoming a public company, we have created and adopted internal controls and disclosure controls and procedures, all of which have increased expenses and administrative burdens. In addition, we have new expenses associated with SEC reporting requirements.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

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

In addition, Orchestra maintains policies over areas such as information security, IT change and configuration management, acceptable use, access on/offboarding, and data backup and recovery to help govern the processes put in place by management designed to protect Orchestra’s IT assets, data, and services from threats and vulnerabilities. Orchestra partners with industry recognized cybersecurity providers leveraging third-party technology and expertise. Cybersecurity partners to the Company, including consultants and other third-party service providers, are a key part of Orchestra’s cybersecurity risk management strategy and infrastructure and provide services including maintenance of an IT assets inventory, periodic vulnerability testing, identity access management controls, including restricted access of privileged accounts, physical security measures at Company facilities, information protection/detection systems including maintenance of firewalls and anti-malware tools, network and traffic monitoring and automated alerting, ongoing cybersecurity user awareness training, remote monitoring and management, capacity management, industry-standard encryption protocols, formalized processes over asset and data destruction, formalized change management processes, data backups management, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, and assessment. In the event of an incident, the Cyber Risk Committee would be notified and appropriate action would be taken to resolve the incident, including notifying senior management and, as appropriate, our Board.

 Orchestra has implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes assessment of vendors during the selection/onboarding process, internal controls and security standards of vendors, compliance with service level agreements, review of System & Organization Controls (SOC) reports on an annual basis and a regular review of vendor contracts.

Governance

Orchestra’s Cyber Risk Committee, in conjunction with third-party IT and cybersecurity service providers is responsible for oversight and administration of Orchestra’s cyber risk management program, and for informing senior management, our Board, and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes via selection of strategic third-party partners (such as the Company’s virtual Chief Information Security Officer), and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by Orchestra for strategic cyber risk management, advisory and decision making.

The Audit Committee of our Board of Directors oversees Orchestra’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Members of the Cyber Risk Committee brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of Orchestra’s cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes reporting cybersecurity incidents and updates on Orchestra’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board, at least annually, as part of the Company’s corporate risk oversight processes.

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

Holders

As of March 10, 2026, there were 715 holders of record of our common stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We anticipate that we will retain all of our future earnings, if any, for the development, operation and expansion of our business and we do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws. Such determination will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our Board may deem relevant. Should we decide in the future to do so, as a holding company, our ability to pay dividends on our capital stock and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries, including Orchestra BioMed, Inc. In addition, the payment of cash dividends is prohibited by the terms of the 2024 LSA and the Medtronic Loan Agreement, and any future debt financing arrangement likely will also contain terms restricting or limiting the amount of dividends that may be declared or paid on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

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

Our flagship product candidates are Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide, and Virtue® Sirolimus AngioInfusion™ Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. We have an exclusive license and collaboration agreement with Medtronic Inc. (an affiliate of Medtronic plc) (“Medtronic”) for the development and commercialization of AVIM Therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker (as amended, the “Medtronic Agreement”). We are actively conducting a double-blind, randomized, global pivotal study (the “BACKBEAT study”), enrolling up to 500 patients with uncontrolled hypertension who are indicated for a Medtronic dual-chamber pacemaker, with enrollment completion currently planned for mid-2026. We recently initiated patient enrollments in the Virtue SAB in the Treatment of Coronary In-Stent Restenosis (“ISR”) Trial (the “Virtue Trial”) for our U.S. investigational device exemption (“IDE”) pivotal study randomizing Virtue SAB vs. Boston Scientific Corporation’s AGENT™ drug-coated balloon. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients in the United States with enrollment completion currently planned for mid-2027. We cannot provide assurance that we will be able to complete enrollment of the BACKBEAT study or the Virtue Trial in the timeframes we anticipate.

Since Orchestra BioMed, Inc.’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, our prior Terumo Agreement and the Termination and ROFR Agreement, borrowings under debt arrangements, the sale of future revenues, and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). As of December 31, 2025, we have raised a cumulative $356.5 million in gross proceeds. Future committed cash receipts expected in April 2026 include $20.0 million from the Medtronic Loan Agreement (as such term is defined in Note 16 to the Consolidated Financial Statements – “Debt Financing”), and an additional $15.0 million from Ligand pursuant to the Royalty Purchase Agreement. On January 9, 2026, we received $4.7 million pursuant to the sale of our Vivasure investment. We have incurred net losses each year since inception. Our net losses were $52.7 million and $61.0 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur significant losses for the foreseeable future. As of December 31, 2025, we had an accumulated deficit of $362.6 million.

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

Recent Developments

On January 9, 2026, Haemonetics Corporation (“Haemonetics”), a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure Medical Limited (“Vivasure”), a Galway, Ireland-based company pioneering next-generation technology for percutaneous vessel closure. Vivasure was a strategic holding of ours prior to its acquisition. In connection with the closing of the transaction, we can receive up to $10.7 million of proceeds in 2026 associated with the transaction. In January, we received the initial upfront payment of $4.7 million and the remainder may be received in 2026 based on the achievement of a milestone. We may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

Components of Our Results of Operations

Partnership Revenue

To date, our partnership revenues have related to the Terumo Agreement described below. In future periods, partnership revenues may also include revenues related to the Exclusive License and Collaboration Agreement, dated as of September 30, 2022, by and among, Orchestra BioMed, Inc., BackBeat Medical, LLC and Medtronic, discussed in Note 4 to the Consolidated Financial Statements.

Orchestra BioMed, Inc. entered into the Terumo Agreement in June 2019 and has determined that the arrangement represents a contract with a customer and is therefore in scope of ASC 606, Revenues from Contracts with Customers (“ASC 606”). Under the Terumo Agreement, Orchestra BioMed, Inc. received an upfront payment of $30.0 million in 2019 and an equity commitment of up to $5.0 million of which $2.5 million was invested in June 2019 as part of the Orchestra BioMed, Inc. Series B-1 financing and $2.5 million was invested in June 2022 as part of the Orchestra BioMed, Inc. Series D-2 financing.

We recorded the $30.0 million non-refundable, upfront payment received in 2019 from Terumo within deferred revenue and were recognizing the upfront payment over time based on a proportional performance model based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the development of the Coronary ISR indication, for which we were primarily responsible.

On October 28, 2025, we entered into a termination and right of first refusal agreement (the “Termination and ROFR Agreement”) with Terumo with respect to Virtue SAB. The Termination and ROFR Agreement, which supersedes and terminates the Terumo Agreement, grants Terumo a right of first refusal (“ROFR”) to acquire the rights, or enter a distribution arrangement, with respect to Virtue SAB for the treatment of coronary artery disease, in exchange for an upfront payment of $10.0 million. In connection with the Termination and ROFR Agreement, on November 7, 2025, Terumo invested an additional $20.0 million in Orchestra BioMed through our Series A Preferred Stock, which is convertible into common stock in the future, subject to certain conditions, at a minimum of $12 per share. Pursuant to the terms of the Termination and ROFR Agreement, Orchestra BioMed, Inc. has no further performance obligations under the Terumo Agreement and therefore recognized the remaining amounts of deferred revenue. We recognized $30.0 million in cumulative partnership revenues from 2019 through December 31, 2025. In addition to recognizing the remainder of the deferred revenue, partnership revenue for the year ended December 31, 2025 included $10.0 million in consideration for the ROFR and $7.4 million associated with the premium above the fair market value of the Series A Preferred Stock.

In June 2022, Orchestra BioMed, Inc. entered into the Medtronic Agreement for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. On July 31, 2025, Orchestra BioMed, Inc., our wholly owned subsidiary BackBeat Medical, LLC, and Medtronic entered into an amendment to the Medtronic Agreement, which became effective on August 4, 2025 (the “Medtronic Agreement Amendment”), to provide, among other things, a development and commercialization framework for future AVIM-therapy integration into a dual-chamber leadless pacemaker. Pursuant to the Medtronic Agreement Amendment, we will be required, among other things, to reimburse Medtronic for certain expenses incurred in connection with the integration of AVIM-therapy into Medtronic’s dual-chamber leadless pacemaker, up to a specified cap.

We have determined that the arrangement is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Medtronic Agreement, as amended pursuant to the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”), should be accounted for under ASC 606. Through December 31, 2025, there have been no amounts recognized as revenue under the Amended Medtronic Agreement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel and stock-based compensation. Other selling, general and administrative expenses include professional services fees, including legal, audit investor/public relations, and insurance costs, outside consultants costs, employee recruiting and training costs, and non-income taxes. Moreover, we incur and expect to continue to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and U.S. Securities and Exchange Commission (“SEC”) compliance, and investor relations expenses. We expect annual selling, general and administrative expenses to continue to increase as we conduct additional clinical trials and expand our operations as a public company.

Interest (Expense) Income, Net

Interest (expense) income, net reflects the income generated from marketable securities during the year. Interest expense is attributable to loan interest and interest related to the Royalty Purchase Agreement.

On July 31, 2025, we entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Royalty Purchase Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired the right to receive tiered royalty payments from us (the “Royalty Interest”) with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with worldwide net product sales, or other product revenue received by, by us and our licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment. At execution of the Royalty Purchase Agreement, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 23.1%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by us to Ligand and, correspondingly, the amount of interest expense recorded by us.

On November 6, 2024 (the “LSA Closing Date”), we and certain of our subsidiaries (collectively, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024 ( “2024 LSA”). Prior to July 31, 2025, the 2024 LSA provided a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, we had access to a fourth tranche of $20.0 million subject to future approval. On July 31, 2025, the Borrower, the Hercules Lenders and Hercules entered into the Second Amendment to the 2024 LSA, which, amended the 2024 LSA to, among other things, (i) delay the initial date upon which we must begin amortizing term loans under the 2024 LSA from (a) December 1, 2026 (with amortization payments delayed to as late December 1, 2027 if certain conditions were met) to (b) July 1, 2027 (with amortization payments delayed to as late as January 1, 2028 if certain conditions are met); (ii) increase by $15.0 million (from $20.0 million to $35.0 million) the amount that that may be borrowed by us in the discretion of the lender’s investment committee’s and (iii) eliminate our ability to draw up to $15.0 million if certain milestones are achieved. The Term Loan has a maturity date of November 6, 2028 and accrues interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. Refer to Note 16 – “Debt Financing” to our Consolidated Financial Statements.

Change in the fair value of derivative liability

In November 2025, we sold 200,000 shares of Series A Preferred Stock at a purchase price equal to $100.00 per share for gross proceeds of $20.0 million. We concluded that certain conversion and redemption features meet the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the Series A Preferred Stock between (i) the host contract, which was accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities related to those conversion and redemption features. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss.

Loss on Fair Value of Strategic Investments

The loss on fair value of strategic investments represents a change in the fair value of our investment in common stock holdings of a previously publicly-held company. The common stock held represented equity securities with a readily determinable fair value and were required to be measured at fair value at each reporting period using readily determinable pricing available on a securities exchange, in accordance with the provisions of ASU 2016-01.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table presents our statement of operations data for the years ended December 31, 2025 and 2024, and the dollar and percentage change between the two periods (in thousands):

	Year Ended December 31,
	2025	2024	Change $	Change %
Revenue:
Partnership revenue	$32,871	$2,005	$30,866	1,539%
Product revenue	611	633	(22)	(3)%
Total revenue	33,482	2,638	30,844	1,169%
Expenses:
Cost of product revenues	190	204	(14)	(7)%
Research and development	58,185	42,804	15,381	36%
Selling, general and administrative	26,914	23,931	2,983	12%
Total expenses	85,289	66,939	18,350	27%
Loss from operations	(51,807)	(64,301)	12,494	19%
Other (expense) income:
Interest (expense) income, net	(1,148)	3,356	(4,504)	(134)%
Change in the fair value of derivative liability	254	—	254	100%
Loss on fair value of strategic investments	—	(68)	68	100%
Other expense	—	(11)	11	100%
Total other (expense) income	(894)	3,277	(4,171)	(127)%
Net loss	$(52,701)	$(61,024)	$8,323	14%

Partnership Revenue

Partnership revenue increased by $30.9 million, or approximately 1539%, to $32.9 million in the year ended December 31, 2025 from $2.0 million for the year ended December 31, 2024. Partnership revenue relates partially to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. Partnership revenue primarily relates to our entering into the Termination and ROFR Agreement with Terumo on October 28, 2025, for which we received $30.0 million in exchange for providing a ROFR and issuing Series A Preferred Stock to Terumo. The Termination and ROFR Agreement superseded and terminated the Terumo Agreement, and we no longer have any performance obligations under the Terumo Agreement. In addition to recognizing the remainder of the deferred revenue, partnership revenue for the year ended December 31, 2025 included $10.0 million in consideration for the ROFR and $7.4 million associated with the premium above the fair market value of the Series A Preferred Stock.

Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary. For the year ended December, 31, 2025, the termination of the Terumo Agreement resulted in the conclusion of the related performance obligations and therefore, resulted in the recognition of the remaining deferred revenue. For the year ended December 31, 2024, the expenses incurred related to the Terumo Agreement were $12.5 million. The estimated total costs associated with the Terumo Agreement through completion increased by approximately 5.0% as of December 31, 2024, as compared to the estimates as of December 31, 2023.

Product Revenue

Product revenue decreased by $22,000, or approximately 3%, to $611,000 in the year ended December 31, 2025 from $633,000 for the year ended December 31, 2024.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was due to a decrease in the purchase volume. There were no changes to the per unit sale price in either period between the periods presented.

Cost of Product Revenue

Cost of product revenue decreased by $14,000, or approximately 7%, to $190,000 in the year ended December 31, 2025 from $204,000 for the year ended December 31, 2024. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Personnel and consulting costs	$26,974	$19,278
Non-clinical development costs	18,266	15,447
Clinical development costs	12,945	8,079
Total research and development expenses	$58,185	$42,804

Research and development expenses increased by $15.4 million, or approximately 36%, to $58.2 million for the year ended December 31, 2025 from $42.8 million for the year ended December 31, 2024. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT study and to advance Virtue SAB into the Virtue Trial, which commenced in October 2025. The increase included an increase of $4.9 million in clinical development costs, an increase in personnel-related expenses of $6.6 million due to increased headcount and consulting costs, an increase of $2.8 million in non-clinical development costs associated with research and development program costs, supplies, and testing, and an increase in stock-based compensation of $1.1 million.

The total research and development expenses summarized above include $14.3 million for the year ended December 31, 2025 and $12.3 million for the year ended December 31, 2024 related to the Terumo Agreement. The increase of $2.0 million is due to increased expense activity related to the Terumo Agreement during the 2025 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.0 million, or approximately 12%, to $26.9 million for the year ended December 31, 2025, from $23.9 million of expense for the year ended December 31, 2024. The increase primarily resulted from an increase of $1.9 million in accounting, finance, legal, marketing, investor relations and public relations expenses, an increase in personnel-related expenses of $871,000 due to increased headcount and consulting costs, and an increase of $220,000 in stock-based compensation.

Interest (Expense) Income, Net

Interest (expense) income, net, decreased by $4.5 million, or approximately 134%, to $1.1 million of expense for the year ended December 31, 2025 from $3.4 million of income for the year ended December 31, 2024. The net interest expense in the 2025 period consisted primarily of monthly interest expense resulting from the 2024 LSA and the Royalty Purchase Agreement partially offset by interest earned from marketable securities. The net interest income in the 2024 period consisted primarily of interest earned from marketable securities. The decrease in interest (expense) income, net resulted from interest expense related to the Royalty Purchase Agreement, which was not in place during 2024.

Change in the fair value of derivative liability

The derivative liability of the Series A Preferred Stock was remeasured to a fair value of $2.7 million as of December 31, 2025. We recognized a gain of $254,000 for the year ended December 31, 2025, primarily driven by decreases in our stock price compared to initial measurement at issuance.

Loss on Fair Value of Strategic Investments

No gain or loss on fair value of strategic investments was recognized for the year ended December 31, 2025 as compared to a loss of $68,000 for the year ended December 31, 2024 related to the change in fair value in our common stock holdings of a previously publicly-held company.

Liquidity and Capital Resources

Overview

From inception through December 31, 2025, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $52.7 million and $61.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $362.6 million. We have funded our operations primarily through the issuance of common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, the prior Terumo Agreement and the ROFR and Termination Agreement, borrowings under debt arrangements, the sale of future revenues, and to a lesser extent, revenue from FreeHold products. As of December 31, 2025, we have raised a cumulative total of $356.5 million in gross proceeds. We had $106.5 million in cash and cash equivalents and marketable securities at December 31, 2025, comprised of $34.7 million in cash and cash equivalents and $71.8 million in marketable securities. Cash and cash equivalents consisted primarily of bank deposits and money market funds while short-term marketable securities consisted primarily of our investments in corporate debt securities. Future committed cash receipts expected in April 2026 include $20.0 million from the Medtronic Loan Agreement, and an additional $15.0 million from Ligand pursuant to the Royalty Purchase Agreement. On January 9, 2026, Haemonetics closed on an acquisition of Vivasure in which we can receive up to $10.7 million of proceeds in 2026 made up of approximately $4.7 million upfront and approximately $6.0 million in a first milestone payment.

Funding Requirements

We intend to prioritize spending on our two flagship product candidates and expect operating expenses to increase accordingly as we focus on continued execution of the BACKBEAT study for AVIM Therapy and ramp up execution of the recently initiated Virtue Trial for Virtue SAB. The additional investment will primarily support clinical study costs as well as other research and development activities.

Based on internally prepared budget estimates that reflect our operating priorities, we anticipate that our Cash and cash equivalents, Marketable securities, proceeds received subsequent to December 31, 2025 but prior to the filing of this Annual Report on Form 10-K, expected future proceeds from contractual financing commitments and other potential future proceeds described below are sufficient to fund our operations into the fourth quarter of 2027. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, as well as the receipt of payments under the Royalty Purchase Agreement and the Medtronic Loan Agreement, and receipt of additional expected funds under the terms of the sale of Vivasure to Haemonetics. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including the issuance of new equity, and/or other financing structures. In this regard, as of the date of this Annual Report on Form 10-K, we may sell up to $92.4 million of shares of our common stock under the sales agreement we entered into with TD Securities (USA) LLC (the “Sales Agreement”).

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

As noted above, the sale of our common stock pursuant to the Resale Registration Statement may result in a decline in the value of our common stock, which may make it more difficult and more dilutive to the existing holders of our common stock to raise funds from the sale of our equity securities.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(48,963)	$(50,558)
Net cash (used in) provided by investing activities	(26,941)	13,089
Net cash provided by financing activities	88,333	29,171
Net increase (decrease) in cash and cash equivalents	$12,429	$(8,298)

Comparison of the Years Ended December 31, 2025 and 2024

Net Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $49.0 million and primarily consisted of our net loss of $52.7 million, partially offset by non-cash charges of $14.1 million and changes in net operating assets and liabilities of $10.4 million. Our non-cash charges primarily consisted of stock-based compensation of $12.0 million and $2.0 million in non-cash interest expense in liability related to the Royalty Purchase Agreement. The net change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $15.4 million, partially offset by an increase in accounts payable, accrued expenses, and other liabilities of $4.9 million.

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

Net Cash Flows from Investing Activities

Net cash (used in) provided by investing activities for the year ended December 31, 2025 was $26.9 million, which primarily consisted of the purchase of $76.3 million of marketable securities and $489,000 paid for purchases of property and equipment, partially offset by the sale of $49.9 million of marketable securities.

Net cash provided by investing activities for the year ended December 31, 2024 was $13.1 million, which primarily consisted of the sale of $86.6 million of marketable securities, partially offset by the purchase of $72.6 million of marketable securities, and $600,000 paid for an asset acquisition, net of cash acquired.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $88.3 million for the year ended December 31, 2025 primarily consisted of $57.8 million of proceeds from the sale of common stock and the pre-funded warrants, net of issuance costs and $20.0 million of proceeds from the sale of future royalties, $12.6 million of proceeds from the issuance of Series A Preferred Stock, partially offset by $1.6 million used to settle taxes associated with the vesting of restricted stock units.

Net cash provided by financing activities of $29.2 million for the year ended December 31, 2024 was primarily attributable to the proceeds of $15.0 million, net of issuance costs, from the at-the-market offering under the Open Market Sale AgreementSM with Jefferies LLC and proceeds from the 2024 LSA with Hercules of $15.0 million. For additional information, see Note 16 to the Consolidated Financial Statements – “Debt Financing.”

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,868	$881	$987	$—	$—
Debt, principal and interest(1)	19,229	1,445	17,784	—	—
Total	$21,097	$2,326	$18,771	$—	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules, as amended. The 2024 LSA will mature in November 2028. Refer to Note 16 to the Consolidated Financial Statements for additional information.

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

Our revenues have historically been comprised of partnership revenues under the Terumo Agreement related to the development and commercialization of Virtue SAB, and product revenue from the sale of FreeHold’s intracorporeal organ retractors.

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

The promised goods or services in the Terumo Agreement included (i) license rights to our intellectual property and (ii) research and development services. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct in the Terumo Agreement, we considered factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

We estimated the transaction price for the Terumo Agreement performance obligations based on the amount expected to be received for transferring the promised goods or services pursuant to the Terumo Agreement. The consideration included both fixed consideration and variable consideration. At the inception of the Terumo Agreement, as well as at each reporting period, we evaluated the amount of potential payment and the likelihood that the payments would be received. We utilized either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicts the amount expected to be received. If it was probable that a significant revenue reversal would not occur, the variable consideration was included in the transaction price.

The Terumo Agreement had contained development and regulatory milestone payments. At contract inception and at each reporting period, we evaluated whether the milestones were considered probable of being reached and estimated the amount to be included in the transaction price using the most likely amount method. If it was probable that a significant revenue reversal would not occur, the associated milestone value was included in the transaction price. At the end of each subsequent reporting period, we re-evaluated the probability of achievement of such development milestones and any related constraint, and if necessary, adjusted our estimate of the overall transaction price. Any such adjustments were recorded on a cumulative catch-up basis, which affected partnership revenues and earnings in the period of adjustment.

We had determined that intellectual property that was licensed to Terumo and the research and development services to be provided to support the premarket approval by the FDA for the ISR indication represented a combined performance obligation that was satisfied over time and that the appropriate method of measuring progress for purposes of recognizing revenues relates to a proportional performance model that measures the proportional performance based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the performance obligation. We had evaluated the measure of progress at each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition.

We had received payments from Terumo based on billing schedules established in the contract. Such billings for milestone related events had 10-day terms from the date the milestone was achieved, royalty payments were 20-day terms after the close of each quarter, any optional services were 20 days after receipt of an invoice and sales of SirolimusEFR were within 30 days after receipt of the shipping invoices. Upfront payments were recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts were recorded as accounts receivable when the right to consideration was unconditional.

On October 28, 2025, we entered into the Termination and ROFR Agreement with Terumo with respect to Virtue SAB. The Termination and ROFR Agreement, which supersedes and terminates the Terumo Agreement, grants Terumo a ROFR to acquire the rights, or enter a distribution arrangement, with respect to Virtue SAB for the treatment of coronary artery disease, in exchange for an upfront payment of $10.0 million. In connection with the Termination and ROFR Agreement, Terumo invested an additional $20.0 million in Orchestra BioMed through our Series A Preferred Stock, which is convertible into common stock in the future, subject to certain conditions, at a minimum of $12 per share. Pursuant to the terms of the Termination and ROFR Agreement, we have no further performance obligations under the Terumo Agreement and therefore recognized the remaining amounts of deferred revenue. We recognized $30.0 million in cumulative partnership revenues from 2019 through December 31, 2025. In addition to recognizing the remainder of the deferred revenue, partnership revenue for the year ended December 31, 2025 included $10.0 million in consideration for the ROFR and $7.4 million associated with the premium above the fair market value of the Series A Preferred Stock.

In June 2022, Orchestra BioMed Inc., BackBeat Medical, LLC and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications. We determined that the arrangement is a collaboration within the scope of ASC 808. In addition, we concluded Medtronic is a customer for a good or service that is a distinct unit of account, and therefore the transactions in the Medtronic Agreement should be accounted for under ASC 606. Through December 31, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement.

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

Royalty purchase agreement

On July 31, 2025, we entered into the Royalty Purchase Agreement with Ligand. Under the terms of the Royalty Purchase Agreement, in exchange for the Investment Amount, less certain reimbursable expenses, Ligand acquired from us the right to receive Royalty Interest with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with Annual Net Sales of our Products in the field of coronary artery treatment.

Pursuant to the Royalty Purchase Agreement, the Investment Amount shall be paid in two tranches: (i) $20.0 million was paid on August 4, 2025 (the “Ligand Closing”) and (ii) $15.0 million is payable on May 1, 2026 (the “Second Installment”), provided certain conditions have been met. In repayment of the Investment Amount, we will remit 17.0% of revenues related to the Products until an annual total of $17.0 million has been remitted to Ligand, thereafter we will remit (a) 4.0% of revenues related to the Primary Product in the field of hypertension treatment and (b) 4.0% of revenues related to the Secondary Product in the field of coronary artery treatment. In addition, under the terms of the Royalty Purchase Agreement, unless and until Ligand pays the Second Installment, Ligand shall only be entitled to 57.1% of the amounts it would otherwise be due under the Royalty Purchase Agreement. However, regardless of whether the Second Installment has been paid, under the terms of the Royalty Purchase Agreement, the percentages referenced in the second sentence of this paragraph will incrementally increase from 17.0% and 4.0% up to 20.0% and 7.0%, respectively, if we do not achieve certain enrollment milestones relating to the BACKBEAT clinical study through January 1, 2027.

We accounted for the sale of royalty revenues to Ligand, pursuant to the Royalty Purchase Agreement, in accordance with ASC 470, Debt, which addresses situations in which an entity receives cash from an investor in return for an agreement to pay the investor a specified percentage of the revenue from a contractual right. We classified the proceeds received from the sale to Ligand as debt as we determined that it had significant continuing involvement in the generation of the cash flows to Ligand. Interest related to the Royalty Purchase Agreement is recognized utilizing the effective interest method over the estimated term. When the Second Installment is received, it will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the effective interest method over the estimated remaining term of the Royalty Purchase Agreement.

As of the Ligand Closing, our estimate of this total interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 23.1%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated amounts due and payable to Ligand and to the extent that the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the consolidated statements of operations and comprehensive loss. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by us to Ligand and, correspondingly, the amount of interest expense recorded by us.

Series A Preferred Stock

On November 7, 2025, we entered into a preferred stock purchase agreement, pursuant to which we agreed to issue 200,000 shares of our Series A Preferred Stock at a price per share equal to $100.00 for an aggregate amount of $20.0 million. The Series A Preferred Stock contains certain conversion and redemption features. We utilized an option pricing valuation to determine the fair value of the Series A Preferred Stock at issuance. The valuation incorporated Level 3 inputs in the fair value hierarchy including the expected life of Series A Preferred Stock, expected volatility, and discount rate as well as probability-weighted outcomes. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of our common stock in an active market. Significant changes in any of these inputs in isolation would result in significant changes to the fair value measurement.

Derivative Liability

In connection with the issuance of the Series A Preferred Stock, we evaluated the instruments for any features that must be bifurcated and separately accounted for as embedded derivatives. We concluded that certain conversion and redemption features meet the requirements to be separately accounted for as a bifurcated derivative. The Series A Preferred Stock was accounted for as mezzanine equity in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and the embedded conversion and redemption features were separated from the host instrument and recognized as a derivative liability with the change in fair value at each reporting period end recognized in the consolidated statements of operations and comprehensive loss.

We performed a “with-and-without” scenario analysis to determine the fair value of the derivative liability by comparing the value of the Series A Preferred Stock including the bifurcated embedded derivatives to the value of the Series A Preferred Stock excluding them. We utilized an option pricing valuation with the expected life of Series A Preferred Stock, expected volatility, and discount rate as significant inputs as well as probability-weighted outcomes. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of our common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement.

Stock-Based Compensation

We account for share-based payments at fair value. The fair value of stock options is measured using the Black-Scholes option-pricing model and the fair value of restricted stock is measured based on the fair value of our common stock underlying the award as of the grant date, described further below. For share-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date for stock-based compensation awards is the date of grant and the expense is recognized on a straight-line basis, over the vesting period. We account for forfeitures as they occur.

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

●	Expected Term — The expected term represents the period that stock-based awards are expected to be outstanding. Our historical share option exercise information is limited due to a lack of sufficient data points and does not provide a reasonable basis upon which to estimate an expected term. The expected term for option grants is therefore determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (SAB) No. 107. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.
●	Expected Volatility — We consummated the Business Combination on January 26, 2023 and lack sufficient company-specific historical and implied volatility information. Therefore, we derived expected stock volatility using a weighted average blend of historical volatility of comparable peer public companies and our own historical volatility, over a period equivalent to the expected term of the stock-based awards.
●	Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.
●	Expected Dividend Yield — The expected dividend yield is zero as we have not paid, and we do not anticipate paying any dividends on our common stock in the foreseeable future.
●	Common Stock Valuation — We determine the fair value of our common stock based on the closing price of our common stock on the date of grant.

During the years ended December 31, 2025 and 2024, stock-based compensation was $12.0 million and $10.6 million, respectively. As of December 31, 2025, we had approximately $13.3 million of total unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.3 years.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we will continue to not be required to comply with the auditor attestation requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 as long as (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million as of the last business day of the second quarter of such fiscal year. We may also take advantage of certain reduced disclosure requirements as a smaller reporting company, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii)(a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million as of the last business day of the second quarter of such fiscal year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Orchestra BioMed Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchestra BioMed Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Subsequent Measurement of Royalty Purchase Agreement Liability
Description of the Matter

As described in Note 15 of the consolidated financial statements, the Company entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand. The Company accounted for its sale of revenue participation rights as debt, initially recorded at the proceeds received. Subsequently, the liability is measured using the effective interest method over the expected term of the arrangement. Each reporting period, management estimates the amount and timing of future revenues that need to be paid to Ligand and applies the interest method to determine the measurement of the liability and interest expense to be recognized. The carrying amount of the Royalty Purchase Agreement liability was $16.5 million as of December 31, 2025 and the interest expense recorded was $2.0 million for the period ended December 31, 2025.

Auditing the subsequent measurement of the Royalty Purchase Agreement liability and related interest expense was complex and involved a high degree of subjectivity, as the recorded amounts were dependent on management’s estimates of the timing and amount of future royalty payments. These estimates were based on significant assumptions related to the probability of success of the related product candidates and the future projected revenues, which involved significant judgment and estimation uncertainty.

How We Addressed the Matter in Our Audit

To test the subsequent measurement of the Royalty Purchase Agreement liability and related interest expense, our audit procedures included, among others, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. For example, we corroborated certain of management’s assumptions to publicly available information and third-party market research studies. In addition, we performed sensitivity analyses over the significant assumptions to evaluate the changes in the measurement of the Royalty Purchase Agreement liability and related interest expense that would result from changes in the significant assumptions.

Valuation of Series A Preferred Stock and Embedded Derivative Liability
Description of the Matter

As described in Notes 3, 8 and 9 of the consolidated financial statements, the Company issued Series A Preferred Stock in November 2025 to Terumo. Series A Preferred Stock provides Terumo options to redeem the preferred stock for cash or convert it into common stock upon occurrence of certain events or conditions. The Company classified Series A Preferred Stock as mezzanine equity and recorded the preferred stock initially at its fair value of $12.6 million. In addition, the options required bifurcation as a derivative liability measured at fair value each reporting period, with changes in the fair value reported in earnings. The Company utilized an option pricing model to determine the fair value of the Series A Preferred Stock at issuance, which required the use of significant unobservable inputs such as the expected life of Series A Preferred Stock, expected volatility, discount rate and probability-weighted outcomes. At each reporting date, management performs a “with-and-without” scenario analysis to determine the fair value of the derivative liability by comparing the value of the preferred stock including the bifurcated embedded derivatives to the value of the preferred stock excluding them. The embedded derivative liability is classified as level 3 in the fair value hierarchy because it is valued using significant unobservable inputs mentioned above. At December 31, 2025, the fair value of the embedded derivative liability was $2.7 million.

Auditing the valuation of the Series A Preferred Stock and the bifurcated derivative liability was challenging as the Company uses complex valuation methodologies that use significant unobservable inputs discussed above and includes significant assumptions about economic and market conditions with uncertain future outcomes.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Series A Preferred Stock at issuance as well as the fair value of the bifurcated derivative liability on each reporting date, we performed audit procedures that included, among other procedures, assessing the valuation methodologies and the significant inputs and assumptions discussed above, and testing the completeness and accuracy of the underlying data used by management in its estimates. For example, we compared the significant assumptions used by management to current market information and performed sensitivity analyses of significant inputs and assumptions to evaluate the changes in the fair value of the Series A Preferred Stock and the bifurcated derivative liability that would result from changes in the inputs and assumptions. We also involved internal valuation specialists to assist in our evaluation of the significant inputs and assumptions and methodologies used by management and to develop an independent valuation of the preferred stock and the bifurcated derivative liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 12, 2026

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,690	$22,261
Marketable securities	71,822	44,551
Accounts receivable, net	95	92
Inventory	310	173
Prepaid expenses and other current assets	994	2,094
Total current assets	107,911	69,171
Property and equipment, net	1,715	1,384
Right-of-use assets	1,496	2,103
Strategic investments	2,495	2,495
Deposits and other assets	1,240	1,020
TOTAL ASSETS	$114,857	$76,173

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,095	$5,134
Accrued expenses and other liabilities	9,890	6,084
Operating lease liability, current portion	751	550
Deferred revenue, current portion	—	4,439
Total current liabilities	16,736	16,207
Deferred revenue, less current portion	—	10,989
Royalty purchase agreement	16,482	—
Loan payable	14,268	14,292
Derivative liability	2,749	—
Operating lease liability, less current portion	936	1,687
Other long-term liabilities	308	40
TOTAL LIABILITIES	51,479	43,215

Series A Preferred Stock, $0.0001 par value per share; 200,000 issued and outstanding at December 31, 2025 and 0 issued and outstanding at December 31, 2024; aggregate liquidation preference of $20,000 at December 31, 2025	9,808	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 57,032,963 and 38,194,442 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	6	4
Additional paid-in capital	416,083	342,780
Accumulated other comprehensive income	60	52
Accumulated deficit	(362,579)	(309,878)
TOTAL STOCKHOLDERS’ EQUITY	53,570	32,958
TOTAL LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$114,857	$76,173

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Partnership revenue	$32,871	$2,005
Product revenue	611	633
Total revenue	33,482	2,638
Expenses:
Cost of product revenues	190	204
Research and development	58,185	42,804
Selling, general and administrative	26,914	23,931
Total expenses	85,289	66,939
Loss from operations	(51,807)	(64,301)
Other (expense) income:
Interest (expense) income, net	(1,148)	3,356
Change in the fair value of derivative liability	254	—
Loss on fair value of strategic investments	—	(68)
Other expense	—	(11)
Total other (expense) income	(894)	3,277
Net loss	(52,701)	(61,024)
Adjustment to carrying value of Series A Preferred Stock	(254)	—
Net loss attributable to common stockholders	$(52,955)	$(61,024)

Net loss attributable to common stockholders per share
Basic and diluted	$(1.11)	$(1.66)
Weighted-average shares used in computing net loss attributable to common stockholders per share, basic and diluted	47,747,078	36,821,042
Comprehensive loss
Net loss	$(52,701)	$(61,024)
Unrealized gain on marketable securities	8	62
Comprehensive loss	$(52,693)	$(60,962)

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 1, 2024	35,777,412	$4	$316,903	$(10)	$(248,854)	$68,043
At-the-Market offering, net of offering costs $465	2,000,000	—	15,035	—	—	15,035
Shares issued pursuant to an asset acquisition	70,621	—	352	—	—	352
Unrealized gain on marketable securities	—	—	—	62	—	62
Stock-based compensation	—	—	10,615	—	—	10,615
Restricted stock unit vesting	289,550	—	(550)	—	—	(550)
Exercise of stock options	56,859	—	240	—	—	240
Issuance of warrants pursuant to debt financing	—	—	185	—	—	185
Net loss	—	—	—	—	(61,024)	(61,024)
Balance, December 31, 2024	38,194,442	$4	$342,780	$52	$(309,878)	$32,958
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $4,635	17,624,027	2	57,778	—	—	57,780
At-the-Market offering, net of issuance costs of $43	382,024	—	1,543	—	—	1,543
Unrealized gain on marketable securities	—	—	—	8	—	8
Stock-based compensation	—	—	11,978	—	—	11,978
Restricted stock unit vesting	810,358	—	(1,552)	—	—	(1,552)
Exercise of stock options	22,112	—	91	—	—	91
Issuance of warrants pursuant to debt financing	—	—	239	—	—	239
Issuance of warrants pursuant to royalty purchase agreement	—	—	3,480	—	—	3,480
Adjustment to carrying value of Series A Preferred Stock	—	—	(254)	—	—	(254)
Net loss	—	—	—	—	(52,701)	(52,701)
Balance, December 31, 2025	57,032,963	$6	$416,083	$60	$(362,579)	$53,570

The accompanying notes are an integral part of these consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,701)	$(61,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	308
Stock-based compensation	11,978	10,615
Acquired in-process research and development	—	1,045
Loss on fair value of strategic investments	—	68
Non-cash interest expense on liability related to the royalty purchase agreement	2,048	—
Accretion and interest related to marketable securities	(811)	(1,501)
Non-cash lease expense	607	654
Change in the fair value of derivative liability	(254)	—
Amortization of deferred financing fees	215	31
Other	—	11
Changes in operating assets and liabilities:
Accounts receivable	(3)	22
Inventory	(137)	(28)
Prepaid expenses and other assets	880	(1,071)
Accounts payable, accrued expenses and other liabilities	4,866	2,969
Operating lease liabilities – current and non-current	(550)	(652)
Deferred revenue	(15,428)	(2,005)
Net cash used in operating activities	(48,963)	(50,558)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(489)	(289)
Sales of marketable securities	49,860	86,628
Purchases of marketable securities	(76,312)	(72,648)
Asset acquisition, net of cash acquired	—	(602)
Net cash (used in) provided by investing activities	(26,941)	13,089
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and pre-funded warrants, net of issuance costs	57,780	—
Proceeds from the royalty purchase agreement	20,000	—
Proceeds from issuance of Series A preferred stock	12,557	—
Repayment of royalty liability	(972)	—
Proceeds from Hercules term loan	—	15,000
Proceeds from At-The-Market offering, net of issuance costs	1,543	15,035
Proceeds from exercise of stock options	91	240
Restricted stock units withheld for tax	(1,552)	(550)
Deferred financing costs	(1,114)	(554)
Net cash provided by financing activities	88,333	29,171
Net increase (decrease) in cash and cash equivalents	12,429	(8,298)
Cash and cash equivalents, beginning of the period	22,261	30,559
Cash and cash equivalents, end of the period	$34,690	$22,261

Supplemental Disclosures of Cash Flow Information
Cash paid during the year ended December 31:
Interest	$1,447	$102
Supplemental disclosure of noncash activities
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$1,202
Increase in accounts payable, accrued expenses and other liabilities related to fixed assets	$169	$—
Common stock issued pursuant to asset acquisition	$—	$352
Warrants issued pursuant to debt financing	$239	$185
Warrants issued pursuant to the royalty purchase agreement	$3,480	$—

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

The Company was incorporated in the Cayman Islands in 2020, as a special purpose acquisition company under the name Health Sciences Acquisitions Corporation 2 (“HSAC2”). On January 26, 2023, Orchestra BioMed, Inc., the Company’s wholly owned subsidiary, and HSAC2 consummated a business combination pursuant to which, among other things, Orchestra BioMed, Inc. became a wholly owned subsidiary of HSAC2 and HSAC2 changed its name to Orchestra BioMed Holdings, Inc. (the “Business Combination”). HSAC2 Holdings, LLC (the “Sponsor”) was the sponsor of HSAC2 prior to the Business Combination.

Orchestra BioMed, Inc. was incorporated in Delaware in January 2017 and was formed to acquire operating and other assets as well as to raise capital conducted through private placements. In May 2018, Orchestra BioMed, Inc. concurrently completed its formation mergers (the “Formation Mergers”) with Caliber Therapeutics, Inc., a Delaware corporation, BackBeat Medical, Inc., a Delaware Corporation, and FreeHold Surgical, Inc., a Delaware corporation. Orchestra BioMed, Inc. completed the conversions of BackBeat Medical, Inc. to BackBeat Medical, LLC (“BackBeat”), a Delaware limited liability company, of FreeHold Surgical, Inc. to FreeHold Surgical, LLC (“FreeHold”) and of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC (“Caliber”), a Delaware limited liability company, in 2019.

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

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of December 31, 2025, the Company had an accumulated deficit of $362.6 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of December 31, 2025, subsequent proceeds received (see Note 19 – “Subsequent Events”), and expected future proceeds from contractual financing commitments, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital through the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions and on the progress of the Company’s research and development programs.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, the fair value of stock-based compensation, research and development costs incurred, effective interest expense related to the Royalty Purchase Agreement (see Note 15 – “Royalty Purchase Agreement” for additional information), the fair value of Series A Preferred Stock (see Note 8 – “Common and Preferred Stock” for additional information), and the fair value of the derivative liability related to the Series A Preferred Stock (see Note 9 – “Derivative Liability” for additional information).

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

Strategic Investments

Management has made investments in certain companies and assesses whether the Company exerts significant influence over its strategic investments. The Company considers the nature and magnitude of its investment, any voting and protective rights it holds, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationships. To date, the Company has concluded that it does not have the ability to exercise significant influence over its strategic investments.

The Company’s strategic investments consist of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure do not have readily determinable fair values and are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure are not readily marketable, the Company categorized the investments as non-current assets. As of December 31, 2025 and 2024, the carrying value of the investments in Vivasure was $2.5 million. For an update to this investment, see Note 19 – “Subsequent Events.”

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in marketable securities at fair value. See Note 5 – “Financial Instruments and Fair Value Measurements” for additional information regarding fair value measurements. For additional information on the fair value measurements performed as part of the Series A Preferred Stock issuance, see Note 8 – “Common and Preferred Stock.”

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of December 31, 2025 and 2024, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of December 31, 2025 and 2024, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Asset Acquisitions and Acquired In-Process Research and Development Expenses

The Company accounts for acquisitions of assets or a group of assets that do not meet the definition of a business as asset acquisitions. Asset acquisitions are based on the cost to acquire the asset or group of assets, which include certain transaction costs. In an asset acquisition, the cost to acquire is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recorded in an asset acquisition. Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense as of the acquisition date. The Company recognized $1.0 million of IPR&D expense for the year ended December 31, 2024. No IPR&D expense was recognized during the year ended December 31, 2025.

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

The promised goods or services in the Terumo Agreement had included (i) license rights to the Company’s intellectual property, and (ii) research and development services. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources or (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services were distinct in the Terumo Agreement, the Company considered factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

The Company estimated the transaction price for the Terumo Agreement performance obligations based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration included both fixed consideration and variable consideration. At the inception of the Terumo Agreement, as well as at each reporting period, the Company evaluated the amount of potential payments and the likelihood that the payments will be received. The Company utilized either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method better predicted the amount expected to be received. If it was probable that a significant revenue reversal would not occur, the variable consideration was included in the transaction price.

The Company has determined that intellectual property that was licensed to Terumo and the research and development services provided to support the premarket approval by the U.S. Food and Drug Administration (the “FDA”) for the in-stent restenosis (“ISR”) indication represented a combined performance obligation that was satisfied over time, and that the appropriate method of measuring progress for purposes of recognizing revenues related to a proportional performance model that measured the proportional performance based on the costs incurred to date relative to the total costs expected to be incurred through the completion of the performance obligation. The Company evaluated the measure of progress at each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition.

The Company received payments from Terumo based on billing schedules established in the contract. Such billings for milestone related events had 10-day terms from the date the milestone is achieved, royalty payments were 20-day terms after the close of each quarter, any optional services were 20 days after receipt of an invoice and any sales of the SirolimusEFR were within 30 days after receipt of the shipping invoices. Upfront payments were recorded as deferred revenue upon receipt or when due until the Company performed its obligations under these arrangements. Amounts were recorded as accounts receivable when the right to consideration is unconditional.

On October 24, 2025, the Terumo Agreement was terminated pursuant to a termination and right of first refusal agreement (the “Termination and ROFR Agreement”). In future periods, partnership revenues may also include revenues related to the Medtronic Agreement as discussed in Note 4.

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

Series A Preferred Stock

The Company applies ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480”) which requires an evaluation to determine if liability classification is required for redeemable convertible stock. Liability classification is required for freestanding financial instruments that are (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets, such as those that are mandatorily redeemable, (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares.

Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes that securities that may be subject to redemption upon an event not solely within the Company’s control should be classified as mezzanine equity. Securities classified in mezzanine equity are initially measured at the fair value, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, if any. Subsequent measurement is required when the combined initial amount recorded in mezzanine equity and its related derivative liability is more than the period end carrying amount. Adjustments to the carrying amount are charged to retained earnings (or additional paid in capital if there are no retained earnings) and do not affect net loss or comprehensive loss in the consolidated financial statements. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is also required when the instrument is probable of becoming redeemable. The Company will accrete the redeemable convertible preferred stock to its redemption value once the instrument is probable of becoming redeemable. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Derivative Liability

The Company evaluates all its financial instruments, including convertible debt and redeemable convertible preferred stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in these contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contracts if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting period end. Bifurcated embedded derivatives are classified as a separate liability in the consolidated balance sheets.

The Company’s derivative liability are related to the conversion features embedded in the Series A Preferred Stock. See Note 8 – “Common and Preferred Stock” for additional information.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss less the adjustment to carrying value of Series A Preferred Stock by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive shares of common stock. Since the Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (see Note 18 – “Net Loss Per Share”), unvested restricted stock awards, convertible preferred shares (see Note 8 – “Common and Preferred Stock”) and restricted stock units. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares (as defined in Note 18)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. Pre-funded warrants (see Note 10 – “Warrants”) are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At December 31, 2025 and 2024, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the years ended December 31, 2025 and 2024, the Company made $426,000 and $380,000, respectively, in contributions under this safe harbor 401(k) Plan.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment. For further discussion on Segment Reporting, see Note 17 – “Segment Disclosures.”

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional income tax disclosures in the annual consolidated financial statements. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 was adopted prospectively and is effective for all annual periods beginning after December 15, 2024. There was no material effect on the Company’s consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements

3. Terumo Agreement

In June 2019, Orchestra BioMed, Inc. entered into a distribution agreement with Terumo Corporation (“Terumo Corporation”) and Terumo Medical Corporation (“TMC” and, collectively with Terumo Corporation, “Terumo”) for global development and commercialization of Virtue SAB in coronary and peripheral vascular indications (the “Terumo Agreement”). Under the Terumo Agreement, Orchestra BioMed, Inc. received an upfront payment of $30.0 million in 2019 and an equity commitment of up to $5.0 million of which $2.5 million was invested in June 2019 as part of the Orchestra BioMed, Inc. Series B-1 financing and $2.5 million was invested in June 2022 as part of the Orchestra BioMed, Inc. Series D-2 financing.

Pursuant to the terms of the Terumo Agreement, Orchestra BioMed, Inc. had licensed intellectual property rights to Terumo and the Company was primarily responsible for completing the development of the product in the United States to support premarket approval by the FDA for the ISR indication. These research and development services to be provided by the Company included (i) manufacturing, testing and packaging the drug required for the clinical trials, (ii) supplying Terumo with information related to the design and manufacture of the delivery device and the technology transfer needed for Terumo to ultimately commence manufacture of the delivery device, and (iii) carrying out regulatory activities related to clinical trials in the United States for the ISR indication.

The Company had concluded that the license granted to Terumo was not distinct from the research and development services that were to be provided to Terumo through the completion of the development of ISR indication, as Terumo would not obtain the benefit of the license without the related research and development services. Accordingly, the Company had recognized revenues for this combined performance obligation over the estimated period of research and development services using a proportional performance model. The Company had previously measured proportional performance based on the costs incurred relative to the total estimated costs of the research and development services.

Termination and Right of First Refusal Agreement

On October 24, 2025 (the “Effective Date”), Orchestra BioMed, Inc., entered into a Termination and ROFR Agreement with Terumo, pursuant to which the Terumo Agreement was terminated, and Orchestra BioMed, Inc. agreed to grant Terumo a right of first refusal (the “ROFR”) with respect to certain transactions involving Virtue SAB for the treatment of coronary artery disease globally in exchange for a fee of $10.0 million, which was paid on November 7, 2025. The ROFR does not apply to other vascular indications, such as below-the-knee peripheral artery disease, which were covered by the Terumo Agreement prior to its termination. Accordingly, all rights to these indications are fully retained by the Company.

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

Notice of Third-Party Proposal

The ROFR provides that, in the event that during the ROFR Period, Orchestra BioMed, Inc. receives a written proposal (a “Third-Party Proposal”) reflecting the material terms of an agreement pursuant to which Orchestra BioMed, Inc. would grant to a third party either (i) an outright or staged acquisition rights to Virtue SAB or its components or (ii) a license of or the right to distribute Virtue SAB, in each case, in the treatment of coronary artery diseases (a “Virtue Transaction”), Orchestra BioMed, Inc. will promptly deliver notice of each such Third-Party Proposal together with a copy of the applicable Third-Party Proposal to Terumo (a “Third-Party Proposal Notice”).

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

If Terumo fails to deliver a ROFR Notice to Orchestra BioMed, Inc. prior to the expiration of the ROFR Determination Period, Terumo shall be deemed to have waived the ROFR with respect to the applicable Third-Party Proposal. If Terumo is deemed to have waived a Terumo ROFR pursuant to the preceding sentence, or if Terumo delivers a ROFR Notice within the applicable ROFR Determination Period, but the parties fail to enter into a definitive agreement regarding a Virtue Transaction prior to expiration of the Terumo ROFR Negotiation Period, then, in either case, effective upon such expiration, (i) the ROFR shall terminate, and be of no further force or effect, with respect to the applicable Third-Party Proposal Notice and (ii) Orchestra BioMed, Inc. shall be free to terminate negotiations with Terumo and to enter into a Virtue Transaction with the applicable third party; provided that Orchestra BioMed, Inc. shall not enter into a definitive agreement with the applicable third party on terms and conditions that are materially different than the applicable Third-Party Proposal without first providing Terumo with a renewed Third-Party Proposal Notice and ROFR Determination Period; provided, further, that, if Orchestra BioMed, Inc. does not consummate a transaction with respect to such Third-Party Proposal within 90 days after termination of the ROFR, Terumo will retain its ROFR during the remaining portion of the ROFR Period.

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

In 2019, Orchestra BioMed, Inc. received a total of $32.5 million from Terumo related to the stock purchase and the revenue generating elements of the Terumo Agreement. The Company recorded the estimated fair value of the shares of $2.5 million in stockholders’ equity, as the value paid by Terumo is consistent with the value paid by other third-party stockholders in Orchestra BioMed, Inc.’s offering of its Series B-1 Preferred Stock. The Company allocated the remaining $30.0 million, which is non-refundable, to the transaction price of the Terumo Agreement and was recorded to deferred revenue.

The ROFR is concluded to not result in a performance obligation for the Company under ASC 606 and therefore the $10.0 million received was recognized as partnership revenue for the year ended December 31, 2025. Pursuant to the terms of the Termination and ROFR Agreement, Orchestra BioMed, Inc. has no further performance obligations under the Terumo Agreement and therefore recognized the remaining amounts of deferred revenue.

The following table presents the changes in the Company’s deferred revenue balance from the Terumo Agreement during the years ended December 31, 2025 and 2024 (in thousands):

Deferred Revenue – January 1, 2024	$17,433
Revenue recognized	(2,005)
Deferred Revenue – December 31, 2024	$15,428
Revenue recognized	(15,428)
Deferred Revenue – December 31, 2025	$—

Series A Preferred Stock

On November 6, 2025, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation sets forth the rights, preferences, powers, restrictions, and limitations of the Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). Below is a summary of certain of the provisions of the Certificate of Designation.

Rank; Liquidation

With respect to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, a holder of Series A Preferred Stock (a “Holder” or, collectively, “Holders”) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment is made to the holders of Company Common Stock (or any other class of securities junior to the Series A Preferred Stock) in an amount equal to the liquidation value of the shares of Series A Preferred Stock (“Preferred Shares”) held by such Holder. The liquidation value of the Series A Preferred Stock will equal the purchase price of $100.00 per Share (the “Liquidation Value”) and will be subject to adjustment for stock splits and the like in accordance with the terms of the Certificate of Designation.

Conversion

Under the terms of the Certificate of Designation, a Holder may convert its Preferred Shares into Company Common Stock on or after the earlier of (i) the date that both (a) the Company has publicly disclosed primary endpoint data from its U.S. IDE study for ISR and (b) the trading price of the Company Common Stock has been above $15.00 per share on any trading day subsequent to such public disclosure or (ii) the consummation of a Change of Control (as defined in the Certificate of Designation). A Holder may convert all or any portion of the outstanding whole Preferred Shares held by such Holder into an aggregate number of shares of Company Common Stock as is determined by (i) multiplying the number of Preferred Shares to be converted by the Liquidation Value thereof, and then (ii) dividing the result by the Conversion Price (as defined below) in effect immediately prior to such conversion, with cash being paid in lieu of fractional shares. The “Conversion Price” for the Series A Preferred Stock will be the greater of (i) $12.00 per share and (ii) a 20% discount to the closing price of the Company Common Stock on the Nasdaq Global Market on the date of conversion. Assuming no adjustments to the Conversion Price or the Liquidation Value as a result of stock splits or similar transactions, the 200,000 Preferred Shares would convert into a maximum of 1,666,666 shares of Company Common Stock.

Redemption at the Option of Holders upon a Change of Control

Upon the occurrence of a Change of Control, subject to limited exceptions, each Holder of Preferred Shares shall have the right to require the Company to redeem all or any part of such Holder’s Preferred Shares at a redemption price in cash equal to the aggregate Liquidation Value of such Preferred Shares.

No Voting Rights

Except as otherwise required by the Delaware General Corporation Law, the Holders shall have no voting rights.

Participating Dividends

If the Company declares or pays a dividend or distribution on all shares of the Company Common Stock, whether such dividend or distribution is payable in cash, securities, or other property but excluding any dividend or distribution payable on the Company Common Stock in shares of Company Common Stock, the Company shall simultaneously declare and pay a dividend on the Series A Preferred Stock on a pro rata basis with the Company Common Stock determined on an as-converted basis assuming all Preferred Shares had been converted as of immediately prior to the record date of the applicable dividend (or if no record date is fixed, the date as of which the record holders of Company Common Stock entitled to such dividends are to be determined).

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

The Series A Preferred Stock had a fair market value of $12.6 million as of the issuance date and was recognized as part of mezzanine equity. The remaining $7.4 million of the $20.0 million received in consideration resulted in a premium that was recognized as Partnership revenue for the year ended December 31, 2025.

4. Medtronic Agreement

In June 2022, Orchestra BioMed, Inc., BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company is sponsoring an ongoing multinational pivotal study, to support regulatory approval of AVIM Therapy in the Primary Field and is financially responsible for development, clinical and regulatory costs associated with this pivotal study. AVIM Therapy has been integrated into the Medtronic top-of-the-line, commercially available dual-chamber pacemaker system specifically for use in the pivotal trial and will provide development, clinical and regulatory resources in support of the pivotal trial, for which the Company will reimburse Medtronic at cost.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the years ended December 31, 2025 and 2024, the Company incurred approximately $13.7 million and $9.2 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $5.3 million and $5.1 million, respectively, is included within accounts payable and accrued expenses in the Company’s December 31, 2025 and 2024 consolidated balance sheets.

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

On July 31, 2025, the Company and its wholly-owned subsidiaries, Orchestra BioMed, Inc. and BackBeat, entered into a loan agreement with Medtronic, pursuant to which Medtronic agreed to extend a convertible loan to the Company in the aggregate original principal amount of $20.0 million. For additional details, see Note 16 – “Debt Financing.”

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

Through December 31, 2025, there have been no amounts recognized as revenue under the Medtronic Agreement, as amended pursuant to the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”).

5. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$12,789	$—	$—	$12,789
Corporate and government debt securities (included in Marketable securities)	—	71,822	—	71,822
Total assets	$12,789	$71,822	$—	$84,611

Liabilities
Derivative liability (Note 9)	—	—	2,749	2,749
Total liabilities	$—	$—	$2,749	$2,749

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$12,248	$—	$—	$12,248
Corporate and government debt securities (included in Marketable securities)	—	44,551	—	44,551
Total assets	$12,248	$44,551	$—	$56,799

Liabilities
Derivative liability	—	—	—	—
Total liabilities	$—	$—	$—	$—

The Level 2 assets consist of government and corporate debt securities which are valued using market observable inputs, including the current interest rate and other characteristics for similar types of investments, whose fair value may not represent actual transactions of identical securities. There were no transfers between Levels 1, 2 or 3 for the periods presented.

Level 3 liabilities consist of the derivative liability associated with the Series A Preferred Stock, of which the fair values were measured upon issuance of the Series A Preferred Stock and are remeasured to fair value at each reporting period. The valuation methodology and underlying assumptions are discussed further in Note 8 – “Common and Preferred Stock” and Note 9 – “Derivative Liabilities.” Significant change to the inputs used in determining the fair value would result in significant changes to the fair value measurement.

6. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of December 31, 2025 and 2024:

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$69,308	$60	$(2)	$69,366
Government debt securities	2,454	2	—	2,456
Total	$71,762	$62	$(2)	$71,822

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$43,724	$57	$(5)	$43,776
Government debt securities	775	—	—	775
Total	$44,499	$57	$(5)	$44,551

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of December 31, 2025, $4.9 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the year ended December 31, 2025, the Company did not recognize any realized gains or losses on its marketable securities. For the year ended December 31, 2024, the Company recognized a realized gain on its marketable securities of $11,000.

Strategic Investments

The Company’s long-term strategic investments as of December 31, 2025 represent investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes or impairments identified during the years ended December 31, 2025 or 2024 related to these investments. For an update to this investment, see Note 19 – “Subsequent Events.”

7. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Equipment	$2,743	$2,084
Office furniture	444	444
Leasehold improvements	159	159
Property and equipment, gross	3,346	2,687
Less accumulated depreciation and amortization	(1,631)	(1,303)
Total Property and equipment, net	$1,715	$1,384

As of December 31, 2025, $462,000 of equipment is not yet in service and has not yet commenced depreciation. Depreciation and amortization expense was $327,000 and $308,000 for the years ended December 31, 2025 and 2024, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Clinical trial accruals	$4,151	$2,893
Accrued compensation	4,160	2,612
Other accrued expenses	1,579	579
Total Accrued expenses and other liabilities	$9,890	$6,084

8. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Company Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of December 31, 2025, 200,000 shares of preferred stock were outstanding. As of December 31, 2024, no shares of preferred stock were outstanding.

Series A Preferred Stock

On October 24, 2025, concurrent with the execution of the Termination and ROFR Agreement, the Company and TMC entered into a securities purchase agreement (the “Terumo Securities Purchase Agreement”), pursuant to which TMC purchased 200,000 shares of Series A Preferred Stock at a purchase price equal to $100.00 per share for gross proceeds to the Company of $20.0 million. The closing of the sale of the Preferred Shares pursuant to the Terumo Securities Purchase Agreement occurred on November 7, 2025.

The Series A Preferred Stock was accounted for as mezzanine equity in accordance with ASC 480 and the embedded conversion and redemption features were separated from the host instrument and recognized as derivative liability with change in fair value at each reporting period end recognized in the consolidated statements of operations and comprehensive loss. (see Note 9 – “Derivative Liabilities”).

The Company utilized an option pricing valuation to determine the fair value of the Series A Preferred Stock at issuance. The valuation incorporated Level 3 inputs in the fair value hierarchy including the expected life of Series A Preferred Stock, expected volatility, and discount rate as well as probability-weighted outcomes. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of the Company’s common stock in an active market. Significant changes in any of these inputs in isolation would result in significant changes to the fair value measurement.

A roll-forward of the Series A Preferred Stock activity is presented below for the year ended December 31, 2025 (in thousands):

December 31, 2025
Beginning balance, January 1, 2025	$-
Proceeds received pursuant to the issuance of Series A Preferred Stock	20,000
Recognition of fair value of embedded derivatives at issuance (Note 9)	(3,003)
Premium recognized in Partnership revenue	(7,443)
Adjustment to carrying value of Series A Preferred Stock	254
Ending balance, December 31, 2025	$9,808

Equity Offerings

The Company completed an underwritten public offering and private placements in August 2025. Pursuant to the public offering, (i) on August 4, 2025, the Company sold (a) 9,413,637 shares of Company Common Stock at a price of $2.75 per share and (b) pre-funded warrants to purchase 5,136,363 shares of Company Common Stock at a price to the public of $2.7499 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share public offering price for the shares of Company Common Stock less the $0.0001 per share exercise price for each Pre-Funded Warrant and (ii) on August 28, 2025, the Company sold an additional 2,182,500 shares of Company Common Stock pursuant to the underwriters exercise of their option to purchase additional shares (the “Public Offering”). Pursuant to the private placements, (i) on August 4, 2025, the Company sold 5,895,608 shares of Company Common Stock and (ii) on August 28, 2025, the Company sold an additional 132,282 shares of Company Common Stock, in each case, at a price of $2.75 (the “Private Placements”). The total gross proceeds from the Public Offering and the Private Placements were approximately $62.6 million, before deducting underwriting discounts and commissions and offering expenses.

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

On November 14, 2025, the Company sold 382,024 shares of Company Common Stock under the Sales Agreement resulting in aggregate gross proceeds to the Company of approximately $1.6 million and net proceeds to the Company of approximately $1.5 million. As of December 31, 2025, the Company had up to $98.4 million of Company Common Stock available to sell under the Sales Agreement.

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

9. Derivative Liability

The Company assessed the Series A Preferred Stock features to determine whether any features are required to be bifurcated and separately accounted for as an embedded derivative. The Company concluded that certain conversion and redemption features meet the requirements to be separately accounted for as a bifurcated derivative. The Series A Preferred Stock was accounted for as mezzanine equity in accordance with ASC 480 and the embedded conversion and redemption features were separated from the host instrument and recognized as derivative liabilities with change in fair value at each reporting period end recognized in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, the Company remeasured the derivative liability for the Series A Preferred Stock to fair value of $2.7 million. The Company recognized gains of $254,000 for the year ended December 31, 2025 in the change in fair value of derivative liability associated with the Series A Preferred Stock in the consolidated statements of operations and comprehensive loss.

The Company performed a “with-and-without” scenario analysis to determine the fair value of the derivative liability by comparing the value of the Series A Preferred Stock including the bifurcated embedded derivatives to the value of the Series A Preferred Stock excluding them. The Company utilized an option pricing valuation with the expected life of Series A Preferred Stock, expected volatility, and discount rate as significant inputs as well as probability-weighted outcomes. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of the Company’s common stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2025 (in thousands):

December 31, 2025
Derivative liability – January 1, 2025	$—
Fair value of embedded derivatives at issuance of Series A Preferred Stock (Note 8)	3,003
Change in the fair value of derivative liability	(254)
Derivative liability – December 31, 2025	$2,749

The option pricing valuation used to determine the fair value, used the following assumptions:

	November 7, 2025	December 31, 2025
Expected term (in years)	2.15	2.00
Expected volatility	87%	80%
Risk-free interest rate	3.51%	3.41%
Expected dividend yield	0%	0%
Market discount rate	13.10%	14.79%
Fair value of common stock	3.81	4.15

Each of these inputs is subjective and generally requires significant judgment and estimation by management:

Expected Term — The expected term represents the estimated time until the conversion or redemption events are achieved.

Expected Volatility — The Company derives volatility over the expected term using its own historical stock price volatility.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of the initial valuation and all thereafter for zero-coupon U.S. Treasury notes with maturities commensurate with the expected term.

Expected Dividend Yield — The expected dividend yield is zero as the Company has not paid, and the Company does not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.

Market Discount Rate – The Company utilizes the S&P corporate yield curve with a tenor commensurate with the expected term to estimate a discount rate applicable to the Company’s credit risk.

Fair Value of Common Stock — The Company utilizes the price of its publicly-traded Company Common Stock as an input in determining the fair value of the derivative.

10. Warrants

The Company evaluates its outstanding warrants to determine if the instruments qualify for equity or liability classification.

Summarized Outstanding Warrants

The following table summarizes outstanding warrants to purchase shares of Company Common Stock as of December 31, 2025 and 2024:

	Number of Shares
	December 31,	December 31,	Exercise	Expected
	2025	2024	Price	Term
Equity-classified Warrants
Pre-Funded Warrants(1)	5,136,363	—	$0.0001	N/A
Ligand Warrants (Note 15)(2)	2,000,000	—	$3.67	5.16
Orchestra BioMed, Inc. Warrants	507,841	507,841	$1.08 – $30.11	0.10 – 8.75
Hercules Warrants (Note 16)	167,598	52,264	$3.58 - $5.74	3.13 - 3.50
Avenue Warrants	27,707	27,707	$7.67	2.50
Non-employee Warrants (Note 11)	60,000	—	$4.69	2.84
Private Warrants Held by Sponsor(3)	750,000	750,000	$11.50	4.32 – 4.57
Officer and Director Warrants(4)	635,000	660,000	$11.50	4.32
Total Outstanding	9,284,509	1,997,812

(1)	In August 2025, the Company received $2.7499 per the Pre-Funded Warrant issued, or $14.1 million in aggregate proceeds. Each Pre-Funded Warrant may be exercised for $0.0001 per Pre-Funded Warrant (see Note 8).
(2)	Represents warrants initially issued by Orchestra BioMed, Inc., which converted into warrants to acquire Company Common Stock in connection with the Business Combination (the “Orchestra BioMed, Inc. Warrants”).
(3)	The Sponsor purchased 1,500,000 warrants to purchase shares of HSAC2 in a private placement upon consummation of the HSAC2 initial public offering (the “Private Warrants”), 750,000 of which were forfeited by the Sponsor immediately prior to the closing of the Business Combination (the “Sponsor Forfeiture”).
(4)	Pursuant to the terms of the Business Combination, immediately following the Sponsor Forfeiture and prior to the closing of the Business Combination, HSAC2 issued 750,000 warrants to purchase Company Common Stock to eleven specified employees and directors of Orchestra (the “Officer and Director Warrants”). These Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except they were subject to vesting provisions that expired in January 2026. There are fewer than 750,000 Officer and Director Warrants outstanding currently due to forfeitures by persons that resigned from the Company prior to the vesting of the Officer and Director Warrants.

11. Stock-Based Compensation

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

On January 26, 2023, the Company adopted the 2023 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of December 31, 2025, 377,306 remaining shares of Company Common Stock were authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Company Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Company Common Stock, and (iii) such number of shares of Company Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year. Employees, consultants, and directors are eligible for awards granted under the 2023 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan

In November 2025, the Company's Board of Directors adopted the 2025 New Hire Inducement Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 950,000 shares of Company Common Stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In November 2025, the Company granted inducement equity awards to twelve new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 151,250 shares of the Company Common Stock. As of December 31, 2025, there were 798,750 shares remaining available for future issuance under the Inducement Plan.

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$2,290	$1,835
Selling, general and administrative	2,131	2,523
Total stock-based compensation	$4,421	$4,358

As of December 31, 2025, there was approximately $6.6 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.7 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$2,131	$1,325
Selling, general and administrative	4,299	3,873
Total stock-based compensation	$6,430	$5,198

As of December 31, 2025, there was approximately $6.6 million of unrecognized stock-based compensation expense associated with the restricted stock units noted above that is expected to be recognized over a weighted average period of approximately 2.0 years.

On February 28, 2025, the Company issued equity-classified warrants to purchase 60,000 shares of Company Common Stock at an exercise price of $4.69 per share to non-employee consultants. The warrants were issued as consideration for entering into an agreement for future services. At the grant date, 6,000 became exercisable while the remaining vested ratably over eight months. Assumptions used were an expected term (in years) of 2.84, expected volatility of 110.1%, risk-free interest rate of 3.99%, expected dividend yield of 0%, and the fair value of Company Common Stock of $3.12.

Total stock-based compensation related to warrants was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$364	$482
Selling, general and administrative	763	577
Total stock-based compensation	$1,127	$1,059

As of December 31, 2025, there was approximately $74,000 of unrecognized stock-based compensation expense associated with the warrants noted above that is expected to be recognized over a weighted average period of approximately 0.1 years.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2023 Plan and the Inducement Plan:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Term (years)	Value (000s)
Outstanding at January 1, 2025	5,696,845	$7.17	7.39	$3
Granted	1,816,774	3.20	—	—
Exercised	(28,251)	4.41	—	33
Forfeited/canceled	(285,797)	5.78	—	—
Outstanding December 31, 2025	7,199,571	$6.23	7.08	$1,963
Exercisable at December 31, 2025	4,414,171	$7.50	5.92	$21

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $2.24 and $3.79 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the 2023 Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2025	2,094,584	$6.54
Granted	1,455,395	2.72
Vested	(1,211,341)	6.94
Forfeited/canceled	(37,987)	4.58
Outstanding December 31, 2025	2,300,651	$3.95

No performance-based restricted stock awards or units were granted in the year ended December 31, 2025. The fair value of restricted stock units vested during the year ended December 31, 2025 was $4.3 million.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	6.02	6.15
Expected volatility	81%	73%
Risk-free interest rate	3.90%	4.30%
Expected dividend yield	0%	0%
Fair value of common stock	3.20	5.57

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

Expected Volatility — The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it derives expected stock volatility using a weighted average blend of historical volatility of comparable peer public companies and its own historical volatility, over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the stock-based awards’ expected term.

Expected Dividend Yield — The expected dividend yield is zero as the Company has not paid, and the Company does not anticipate paying, any dividends on the Company Common Stock in the foreseeable future.

Fair Value of Common Stock — The Company utilizes the price of its publicly-traded Company Common Stock to determine the grant date fair value of awards.

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

Operating cash flow supplemental information for the year ended December 31, 2025:

Cash paid for amounts included in the present value of operating lease liabilities was $744,000 during the years ended December 31, 2025 compared to $890,000 during the year ended December 31, 2024.

As of December 31, 2025:
Weighted average remaining lease term – operating leases, in years	2.14
Weighted average discount rate – operating leases	9.92%

Operating Leases

Rent/lease expense for office and lab space was approximately $1.0 million and $933,000 for the years ended December 31, 2025 and 2024, respectively. Rent/lease expense includes amounts related to short term leases of $240,000 and $118,000 for the years ended December 31, 2025 and 2024, respectively. Variable lease costs were $104,000 and $163,000 for the years ended December 31, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of December 31, 2025:

Operating
Leases
Year ending December 31:	(in thousands)
2026	$881
2027	829
2028	158
2029	—
2030	—
Thereafter	—
Total future minimum lease payments	$1,868
Imputed interest	(181)
Total liability	$1,687

13. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2025 and 2024.

The change in the valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $14.4 million and $33.8 million, respectively. Approximately $20.1 million of the increase in 2024 relates to opening balance sheet adjustments related to the Company’s asset acquisition.

In general, the U.S. Federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2020 to present. However, if the Company claims net operating loss (“NOL”) carryforwards from years prior to 2020 against future taxable income, the tax returns pertaining to those losses may be examined by the taxing authorities. The Company’s foreign net operating loss carryovers statute of limitations is approximately 4 years.

The components of the deferred tax assets are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carryovers – Federal	$43,123	$37,381
Net operating loss carryovers – State	6,686	7,500
Net operating loss carryovers – Foreign	23,171	20,087
Capital loss carryforward	2,885	2,890
Depreciation and amortization	150	180
Unrealized loss on equity securities	—	—
Research and development credits	8,817	6,428
Loss on impairment of strategic investments	1,097	1,098
Research and experimental costs	10,703	12,050
Other	3,311	2,142
Lease liability	443	597
Deferred revenue	8,278	4,118
Total deferred tax assets	108,664	94,471
Less: valuation allowance	(108,271)	(93,910)
Total deferred tax assets	393	561

Deferred tax liabilities
Right-of-use asset	(393)	(561)
Depreciation and amortization	—	—
Total deferred tax liabilities	(393)	(561)
Total net deferred tax asset	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	December 31, 2025
	In Thousands	Percent
U.S. federal statutory tax rate	$(11,067)	21.0%
State and local income tax (net of Federal benefit)	—	—%
Foreign tax effects	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	—	—%
Tax Credits
Research and development tax credits	(2,807)	5.3%
Changes in valuation allowances	11,718	(22.2)%
Nontaxable or nondeductible items
Stock options	1,093	(2.1)%
162(m)	488	(0.9)%
Other	14	—%
Changes in unrecognized tax benefits	561	(1.1)%
Other	—	—%
Effective tax rate	—	—%

December 31, 2024
Income tax benefit at federal statutory rate	21.0%
State and local income tax (net of Federal benefit)	3.8%
Permanent items	(0.2)%
Research and development credits	2.8%
Research and development, uncertain tax positions	(0.6)%
Change in valuation allowance	(22.2)%
Effect of rate changes	(0.8)%
Sec 162(m)	(3.6)%
Other	(0.2)%
Effective tax rate	—%

The Company had approximately $205.4 million and $166.6 million of gross NOL carryforwards (federal and state, respectively) and approximately $8.8 million of federal research and development tax credits, respectively, as of December 31, 2025, after applying Section 382 and Section 383 limitations. The federal net operating losses for years ending on or before December 31, 2017 start to expire from 2027 to 2037. The federal net operating losses generated after the year ended December 31, 2017 have an indefinite carryforward period, subject to 80% taxable income limitation on an annual basis. Certain state net operating losses start to expire in 2027, and certain states have an indefinite carryforward period. The federal research and development (“R&D”) tax credit starts to expire from 2028 to 2045. As of December 31, 2025, we had approximately $100.7 million of gross foreign NOLs. These losses can be carried forward indefinitely.

The federal and state NOL carryforwards and R&D tax credits are available to reduce future taxable income. However, Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards and R&D tax credits available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in the ownership interest of significant stockholders in excess of 50% over a three-year period, the amount of the NOL carryforwards and R&D tax credits that the Company may utilize in any one year may be limited. In 2019, the Company completed Section 382 and Section 383 studies. As a result of these studies, the federal net operating loss and federal R&D tax credit carryforwards were reduced to reflect the amounts that are estimated to not be limited under the provisions of Sections 382 and 383. In 2023 and 2025, the Company performed an updated analysis of the impact of ownership changes on federal net operating loss carryforwards and R&D tax credits for Sections 382 and 383 and determined no adjustments were required to previously recorded limitation amounts.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and experimental expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize these expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based research and experimental activities must be amortized over five years and costs for foreign research and experimental activities must be amortized over 15 years—both using a midyear convention. On July 4, 2025, the President of the U.S. signed into law the One Big Beautiful Bill Act (“OBBBA”), which makes permanent many of the beneficial expired and expiring provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including immediate expensing of domestic research and development expenditures. As of the years ended December 31, 2025 and 2024, the Company recorded a deferred tax asset of $10.7 million and $12.1 million, respectively, for such costs. The effect of the OBBBA did not have a material impact on the effective tax rate in our consolidated financial statements as of December 31, 2025.

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, the Company has provided a 100% valuation allowance on its net deferred tax assets as of December 31, 2025 and 2024.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits.

	December 31,
(in thousands)	2025	2024
Unrecognized tax benefits
Unrecognized tax benefits at the beginning of the period	$1,558	$1,217
Additions due to current year activity	561	341
Unrecognized tax benefits at the end of the period	$2,119	$1,558

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $2.1 million and $1.6 million at December 31, 2025 and 2024, respectively. It is not anticipated that the balance of unrecognized tax benefits at December 31, 2025 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above are recorded on the balance sheet as a reduction to the related deferred tax asset in accordance with ASU 2013-11.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. No interest or penalties were recognized during 2025 or 2024.

14. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the years ended December 31, 2025 and 2024:

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

In addition, transactions between the Company and Medtronic are disclosed in both Note 4 – “Medtronic Agreement” and Note 16 – “Debt Financing.”

15. Royalty Purchase Agreement

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

Pursuant to the Royalty Purchase Agreement, the Investment Amount shall be paid in two tranches: (i) $20.0 million was paid on August 4, 2025 (the “Ligand Closing”) and (ii) $15.0 million is payable on May 1, 2026 (the “Second Installment”), provided certain conditions have been met. In repayment of the Investment Amount, the Company will remit 17.0% of revenues related to the Products until an annual total of $17.0 million has been remitted to Ligand, thereafter the Company will remit (a) 4.0% of revenues related to the Primary Product in the field of hypertension treatment and (b) 4.0% of revenues related to the Secondary Product in the field of coronary artery treatment. In addition, under the terms of the Royalty Purchase Agreement, unless and until Ligand pays the Second Installment, Ligand shall only be entitled to 57.1% of the amounts it would otherwise be due under the Royalty Purchase Agreement. However, regardless of whether the Second Installment has been paid, under the terms of the Royalty Purchase Agreement, the percentages referenced in the second sentence of this paragraph will incrementally increase from 17.0% and 4.0% up to 20.0% and 7.0%, respectively, if the Company does not achieve certain enrollment milestones relating to the BACKBEAT clinical study through January 1, 2027.

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

The Company accounted for its sale of royalty revenues to Ligand, pursuant to the Royalty Purchase Agreement, in accordance with ASC 470, Debt, which addresses situations in which an entity receives cash from an investor in return for an agreement to pay the investor a specified percentage of the revenue from a contractual right. The Company classified the proceeds received from the sale to Ligand as debt as the Company determined that it had significant continuing involvement in the generation of the cash flows to Ligand. Interest related to the Royalty Purchase Agreement will be recognized utilizing the effective interest method over the estimated term. When the Company receives the Second Installment, such Second Installment will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the effective interest method over the estimated remaining term of the Royalty Purchase Agreement.

As of the Ligand Closing, the Company’s estimate of this total interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 23.1%. This estimate contains significant assumptions that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated amounts due and payable to Ligand and to the extent that the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the consolidated statements of operations and comprehensive loss. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by the Company to Ligand and, correspondingly, the amount of interest expense recorded by the Company.

The following table shows the activity of the Royalty Purchase Agreement since the transaction inception through the period indicated (in thousands):

December 31,
2025
Upfront payment from the royalty purchase agreement	$20,000
Fair value of warrants	(3,480)
Deferred financing costs	(1,114)
Non-cash interest expense on liability	2,048
Payments	(972)
Royalty purchase agreement	$16,482

16. Debt Financing

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

The proceeds from the Medtronic Loan Agreement have not yet been received so they are not included in the principal payments table below nor included in the consolidated balance sheets.

2024 Loan and Security Agreement

On November 6, 2024 (the “LSA Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc., (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024 and Second Amendment (as defined below) dated as of July 31, 2025 (as amended, the “2024 LSA”). Prior to July 31, 2025, the 2024 LSA provided a secured term loan facility of up to $50.0 million available in up to four tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second and third tranche of up to an aggregate of $15.0 million available upon achievement of certain performance and financing milestones. Additionally, the Company had access to a fourth tranche of $20.0 million at the discretion of the lender’s investment committee.

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

 The following table shows the amount of principal payments due pursuant to the Term Loans by year:

Principal
Payments
Year ending December 31:	(in thousands)
2026	$—
2027	5,056
2028	9,944
2029	—
Total	$15,000

Total interest expense recorded on these facilities during the year ended December 31, 2025 and December 31, 2024 was approximately $1.9 million and $297,000, respectively.

17. Segment Disclosures

The Company has one reportable segment, which consists of the development of clinical and preclinical product candidates through risk-reward sharing partnerships with leading medical device companies. The Company’s CODM, its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purpose of assessing performance and allocating resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated net loss. Net loss is used by the CODM to make key strategic and operational decisions. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The majority of the Company's long-lived assets are held in the United States.

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
(in thousands)
Partnership revenue	$32,871	$2,005
Product revenue	611	633
Expenses:
Cost of product revenues	190	204
Non-clinical development costs	17,979	15,179
Clinical development costs	12,945	8,079
Personnel and consulting costs	30,028	22,604
Stock-based compensation	11,978	10,615
Depreciation and amortization expense	327	308
Other segment expenses(1)	11,588	10,029
Interest expense (income), net	1,148	(3,356)
Net loss	$(52,701)	$(61,024)

1Other segment expenses primarily include general and administrative costs not presented in other line items.

18. Net Loss Per Share

Basic net loss per share of Company Common Stock is computed by dividing net loss less the adjustment to carrying value of Series A Preferred Stock by the weighted-average number of shares of Company Common Stock which includes the weighted average effect of the Pre-Funded Warrants, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. Shares of Company Common Stock outstanding but subject to forfeiture and cancellation by the Company are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In connection with the Business Combination, the Sponsor agreed that 25% or 1,000,000 of the shares of Company Common Stock held by the Sponsor (the “Forfeitable Shares”) will be forfeited to the Company on the first business day following the fifth anniversary of the closing of the Business Combination, unless, as to 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30 trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Company Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30 trading day period (the “Final Milestone Event”). On April 12, 2023, the Initial Milestone Event was achieved and 500,000 of the Forfeitable Shares are no longer subject to forfeiture. However, the Final Milestone event has not occurred, and 500,000 Forfeitable Shares remain subject to forfeiture.

In connection with the Business Combination, existing Orchestra BioMed, Inc. stockholders had the opportunity to elect to participate in an earnout (the “Earnout”) pursuant to which such each electing stockholder (each, an “Earnout Participant”) may receive a portion of additional contingent consideration of up to 8,000,000 shares of Company Common Stock (the “Earnout Consideration”). Each Earnout Participant agreed to extend their applicable lock-up period from 6 months to 12 months after the Closing, pursuant to an Earnout Election Agreement and such Earnout Participants are collectively be entitled to receive: (i) 4,000,000 shares of the Earnout Consideration, in the event that, from the time beginning immediately after the Closing until the fifth anniversary of the Closing (the “Earnout Period”), the Initial Milestone Event occurs; and (ii) an additional 4,000,000 shares of the Earnout Consideration, in the event that, during the Earnout Period, the Final Milestone Event occurs. Approximately 91% of Orchestra BioMed, Inc. stockholders elected to participate in the Earnout. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the merger agreement for the Business Combination) of 4,000,000 shares of Company Common Stock, resulting in a total of 3,999,987 shares of Company Common Stock being issued (less than 4,000,000 due to rounding).

Diluted net loss per share of Company Common Stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Orchestra BioMed, Inc. Warrants, Private Warrants, Officer and Director Warrants, Forfeitable Shares, Earnout Consideration, and Series A Preferred Stock, using the if-converted method, which would result in the issuance of incremental shares of Company Common Stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2025 and 2024, as their effect is anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock options	7,199,571	5,696,845
Company common stock warrants	4,148,146	1,997,812
Unvested restricted stock units	2,300,651	2,094,584
Series A Preferred Stock	1,666,666	—
Forfeitable shares	500,000	500,000
Earnout consideration	4,000,000	4,000,000
Total	19,815,034	14,289,241

19. Subsequent Events

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. Vivasure was a strategic investment of the Company prior to its acquisition. In connection with the closing of the transaction, the Company can receive up to approximately $10.7 million of proceeds in 2026 associated with the transaction. In January, the Company received the initial upfront payment of $4.7 million and the remainder may be received in 2026 based on the achievement of a milestone. The Company may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on our assessment, our management has concluded that, as of December 31, 2025, our internal controls over financial reporting were effective based upon those criteria.

Attestation Report of Registered Public Accounting Firm

We are a “smaller reporting company” as such term is defined under the Exchange Act. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for certain “smaller reporting companies.” We will continue to not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 as long as (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million as of the last business day of the second quarter of such fiscal year.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

●	On December 18, 2025, Darren Sherman, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 180,000 shares of our common stock, subject to certain conditions. Sales under Mr. Sherman’s Rule 10b5-1 trading arrangement do not commence until June 2026, and the arrangement’s expiration date is May 28, 2027.
●	On December 18, 2025, Andrew Taylor, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 84,000 shares of our common stock, subject to certain conditions. Sales under Mr. Taylor’s Rule 10b5-1 trading arrangement do not commence until July 2026, and the arrangement’s expiration date is June 30, 2027.

Each of Messrs. Sherman and Taylor have designated a minimum target price for the sale of their shares of common stock under their respective Rule 10b5-1 trading arrangements. If our common stock is not trading at or above the respective target prices set by Mr. Sherman or Mr. Taylor, then such officer’s shares will not be sold pursuant to such officer’s Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The Amended and Restated Orchestra BioMed Holdings, Inc. Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

All other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Independent Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the Index to Financial Statements appearing on page 149 of Item 8 of this Annual Report on Form 10-K.

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
3.2

Certificate of Designation of Series A Convertible Preferred Stock, dated November 6, 2025 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025).

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

4.17

Form of Amendment No. 1 to Warrants between the Company and each of Hercules Capital, Inc., Hercules Capital IV, L.P., and Hercules SBIC V, L.P. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

4.18

Form of Common Stock Warrant, issued by Orchestra BioMed Holdings, Inc. in connection with the Restated and Amended Consulting Agreement, dated January 1, 2025, by and between the Company and John Columbia, Inc. (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

4.19	Warrant issued to Ligand Pharmaceuticals Incorporated, dated August 4, 2025 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).
4.20	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2025)
4.21+	Description of Securities of Orchestra BioMed Holdings, Inc.
10.1

Second Amended and Restated Registration Rights and Lock-Up Agreement, dated November 21, 2023, by and among Orchestra BioMed Holdings, Inc., equityholders thereof and certain former stockholders of Orchestra BioMed, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2023)

10.2*	Form of Indemnification Agreement of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).

Exhibit	Description

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

10.13˄

Lease Agreement, dated as of September 9, 2024, by and between Victoriana Building, LLC and Orchestra BioMed, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s

Annual Report on Form 10-K filed with the SEC on March 31, 2025).

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

10.18˄

Letter Agreement to Distribution Agreement, by and among Orchestra Biomed, Inc., Terumo Corporation and Terumo Medical Corporation, dated June 13, 2019 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.19˄

Amendment to Distribution Agreement, by and among Orchestra Biomed, Inc., Terumo Corporation and Terumo Medical Corporation, dated June 30, 2020 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.20

Loan and Security Agreement, by and among Orchestra BioMed, Inc., Avenue Venture Opportunities Fund II, L.P., and Avenue Venture Opportunities Fund II, L.P., dated June 3, 2022 (incorporated by reference to Exhibit 10.28 of HSAC2’s Form S-4 (File No. 333-266660), filed with the SEC on December 12, 2022).

10.21#

Loan and Security Agreement, dated November 6, 2024, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., as administrative agent and collateral agent for itself and the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).

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

10.24*	Offer Letter, dated as of June 5, 2023, by and between the Company and Andrew Taylor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 8, 2023).
10.25*

Bonus Letter Agreement, dated November 8, 2024, by and between the Company and Darren Sherman (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).

10.26	Orchestra BioMed Holdings, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
10.27

Revenue Participation Right Purchase and Sale Agreement, by and between the Company and Ligand Pharmaceuticals Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.28

Stock Purchase Agreement, by and between the Company and Ligand Pharmaceuticals Incorporated, dated July 31, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.29

Loan Agreement, by and among the Company, Orchestra BioMed, Inc, BackBeat Medical, LLC and Medtronic Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.30

Form of Secured Subordinated Promissory Note by and among the Company, Orchestra BioMed, Inc, BackBeat Medical, LLC and Medtronic Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.31

Stock Purchase Agreement, by and between the Company and Covidien Group S.à.r.l., dated July 31, 2025 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.32

Amendment No. 1 to Stock Purchase Agreement, by and between the Company and Covidien Group S.à.r.l., dated August 1, 2025 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

10.33

Second Amendment to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on July 31, 2025).

Exhibit	Description

10.34

Registration Rights Agreement, dated August 4, 2025, by and among the Company, Ligand Pharmaceuticals Incorporated and Covidien Group S.à.r.l. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

10.35

Amendment No. 1 to Exclusive License and Collaboration Agreement, dated as of August 1, 2025, by and among the Company, BackBeat Medical, LLC and Medtronic, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

10.36

Termination and ROFR Agreement, by and between the Orchestra BioMed, Inc., Terumo Corporation and Terumo Medical Corporation, dated October 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2025).

10.37

Stock Purchase Agreement, by and between the Company and Terumo Medical Corporation, dated October 24, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2025).

10.38

Lockup Agreement, by and among the Company, Terumo Corporation and Terumo Medical Corporation, dated October 24, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 28, 2025).

10.39	Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025).
10.40

Form of Stock Option Grant Notice and Stock Option Agreement for the Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025).

10.41

Form of Restricted Stock Unit Grant Notice and Award Agreement for the Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Date: March 12, 2026	By:	/s/ David P. Hochman
		Name:	David P. Hochman
		Title:	Chief Executive Officer
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

Name	Title	Date

/s/ David P. Hochman	Chief Executive Officer, Chairperson and Director	March 12, 2026
David P. Hochman	(Principal Executive Officer)

/s/ Andrew L. Taylor	Chief Financial Officer	March 12, 2026
Andrew L. Taylor	(Principal Financial Officer)

/s/ Joshua Aiello	Corporate Controller	March 12, 2026
Joshua Aiello	(Principal Accounting Officer)

/s/ Jason Aryeh	Director	March 12, 2026
Jason Aryeh

/s/ Chris Cleary	Director	March 12, 2026
Chris Cleary

/s/ Pamela A. Connealy	Director	March 12, 2026
Pamela A. Connealy

/s/ Eric S. Fain, M.D.	Director	March 12, 2026
Eric S. Fain, M.D.

/s/ John Mack	Director	March 12, 2026
John Mack

/s/ David Pacitti	Director	March 12, 2026
David Pacitti

/s/ Darren R. Sherman	President, Chief Operating Officer and Director	March 12, 2026
Darren R. Sherman