Form 10-Q
period 2026-03-31
Orchestra BioMed Holdings, Inc.
filed 2026-05-12
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 59,880,715 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under our current debt financing arrangements;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities, including, among other things, the date by which we expect to complete enrollment of our BACKBEAT Global Pivotal Trial and our Virtue Trial;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;

ii

●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our name recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the headings “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”) filed with SEC on March 12, 2026 as well as elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,367	$34,690
Marketable securities	66,033	71,822
Accounts receivable, net	84	95
Inventory	277	310
Prepaid expenses and other current assets	1,448	994
Total current assets	96,209	107,911
Property and equipment, net	1,848	1,715
Right-of-use assets	1,337	1,496
Strategic investments	—	2,495
Deposits and other assets	1,264	1,240
TOTAL ASSETS	$100,658	$114,857

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,313	$6,095
Accrued expenses and other liabilities	6,594	9,890
Operating lease liability, current portion	785	751
Total current liabilities	13,692	16,736
Royalty purchase agreement	17,787	16,482
Loan payable	14,333	14,268
Derivative liability	2,784	2,749
Operating lease liability, less current portion	730	936
Other long-term liabilities	367	308
TOTAL LIABILITIES	49,693	51,479

Series A Preferred Stock, $0.0001 par value per share; 200,000 issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $20,000	9,773	9,808

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 58,630,715 and 57,032,963 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	6	6
Additional paid-in capital	424,496	416,083
Accumulated other comprehensive (loss) income	(40)	60
Accumulated deficit	(383,270)	(362,579)
TOTAL STOCKHOLDERS’ EQUITY	41,192	53,570
TOTAL LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$100,658	$114,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Partnership revenue	$—	$732
Product revenue	110	136
Total revenue	110	868
Expenses:
Cost of product revenues	32	44
Research and development	15,781	13,482
Selling, general and administrative	6,373	6,263
Total expenses	22,186	19,789
Loss from operations	(22,076)	(18,921)
Other (expense) income:
Interest (expense) income, net	(821)	166
Change in the fair value of derivative liability	(35)	—
Gain on sale of strategic investments	2,241	—
Total other income	1,385	166
Net loss	(20,691)	(18,755)
Adjustment to carrying value of Series A Preferred Stock	35	—
Net loss attributable to common stockholders	$(20,656)	$(18,755)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.33)	$(0.49)
Weighted-average shares used in computing net loss attributable to common stockholders per share, basic and diluted	62,721,869	38,235,409
Comprehensive loss
Net loss	$(20,691)	$(18,755)
Unrealized loss on marketable securities	(100)	(15)
Comprehensive loss	$(20,791)	$(18,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 1, 2026	57,032,963	$6	$416,083	$60	$(362,579)	$53,570
At-the-Market offering, net of issuance costs of $150	1,451,439	—	5,855	—	—	5,855
Unrealized loss on marketable securities	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	2,851	—	—	2,851
Restricted stock unit vesting	140,035	—	(354)	—	—	(354)
Exercise of stock options	6,278	—	26	—	—	26
Adjustment to carrying value of Series A Preferred Stock	—	—	35	—	—	35
Net loss	—	—	—	—	(20,691)	(20,691)
Balance, March 31, 2026	58,630,715	$6	$424,496	$(40)	$(383,270)	$41,192

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	38,194,442	$4	$342,780	$52	$(309,878)	$32,958
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,965	—	—	2,965
Restricted stock unit vesting	95,958	—	(387)	—	—	(387)
Exercise of stock options	22,112	—	91	—	—	91
Net loss	—	—	—	—	(18,755)	(18,755)
Balance, March 31, 2025	38,312,512	$4	$345,449	$37	$(328,633)	$16,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,691)	$(18,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	83
Stock-based compensation	2,851	2,965
Non-cash interest expense on liability related to the royalty purchase agreement	1,305	—
Gain on sale of strategic investments	(2,241)	—
Accretion and interest related to marketable securities	(77)	(112)
Non-cash lease expense	159	147
Change in the fair value of derivative liability	35	—
Amortization of deferred financing fees	64	46
Changes in operating assets and liabilities:
Accounts receivable	11	3
Inventory	33	38
Prepaid expenses and other assets	(477)	35
Accounts payable, accrued expenses and other liabilities	(3,058)	(202)
Operating lease liabilities – current and non-current	(172)	(132)
Deferred revenue	—	(732)
Net cash used in operating activities	(22,168)	(16,616)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(184)	(112)
Sales of marketable securities	18,891	16,013
Purchases of marketable securities	(13,125)	(2,902)
Sale of strategic investments	4,736	—
Net cash provided by investing activities	10,318	12,999
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-The-Market offering, net of issuance costs	5,855	—
Proceeds from exercise of stock options	26	91
Restricted stock units withheld for tax	(354)	(387)
Net cash provided by (used in) financing activities	5,527	(296)
Net decrease in cash and cash equivalents	(6,323)	(3,913)
Cash and cash equivalents, beginning of the period	34,690	22,261
Cash and cash equivalents, end of the period	$28,367	$18,348

Supplemental Disclosures of Cash Flow Information
Cash paid during the three months ended March 31:
Interest	$356	$358
Supplemental disclosure of noncash activities
Non-cash investing activities:
Purchases of Property & equipment within accounts payable, accrued expenses and other liabilities	$39	$—

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

Orchestra BioMed, Inc. was incorporated in Delaware in January 2017 and was formed to acquire operating and other assets as well as to raise capital conducted through private placements. In May 2018, Orchestra BioMed, Inc. concurrently completed its formation mergers (the “Formation Mergers”) with Caliber Therapeutics, Inc., a Delaware corporation, BackBeat Medical, Inc., a Delaware Corporation, and FreeHold Surgical, Inc., a Delaware corporation. Orchestra BioMed, Inc. completed the conversions of BackBeat Medical, Inc. to BackBeat Medical, LLC, a Delaware limited liability company, (“BackBeat”) of FreeHold Surgical, Inc. to FreeHold Surgical, LLC, a Delaware limited liability company (“FreeHold”) and of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC, a Delaware limited liability company, (“Caliber”) in 2019.

Caliber

Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product candidate Virtue SAB in 2008. Virtue SAB is a patented drug/device combination product candidate for the treatment of artery disease that delivers a proprietary extended release formulation of sirolimus called SirolimusEFR to the vessel wall during balloon angioplasty without any coating on the balloon surface or the need for leaving a permanent implant such as a stent in the artery.

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product candidate AVIM Therapy that same year. AVIM Therapy is a patented implantable cardiac stimulation-based treatment for HTN that is designed to immediately, substantially and persistently lower blood pressure while simultaneously modulating autonomic nervous system responses that normally drive and maintain blood pressure higher. Refer to Note 3 – “Medtronic Agreement” for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Orchestra BioMed, Inc., BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”).

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally-invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visual and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. Operating results and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 together with the related notes thereto.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of March 31, 2026, the Company had an accumulated deficit of $383.3 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of March 31, 2026, and proceeds from contractual financing commitments received after the balance sheet date, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital through the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions and on the progress of the Company’s research and development programs.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, research and development costs incurred, effective interest expense related to the Royalty Purchase Agreement (see Note 13 – “Royalty Purchase Agreement” for additional information), and the fair value of the derivative liability related to the Company’s Series A Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) (see Note 8 – “Derivative Liability” for additional information).

Cash and Cash Equivalents

Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Marketable Securities

The Company accounts for its marketable securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. These investments represent debt investments in corporate or government securities that are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as accumulated other comprehensive (loss) income. The disclosed fair value related to the Company’s investments is based on market prices from a variety of industry standard data providers and generally represent quoted prices for similar assets in active markets or have been derived from observable market data.

Strategic Investments

Management had made investments in certain companies and assessed whether the Company exerted significant influence over its strategic investments. The Company considered the nature and magnitude of its investment, any voting and protective rights it held, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationships. To date, the Company has concluded that it did not have the ability to exercise significant influence over its strategic investments.

As of December 31, 2025, the Company’s strategic investments consisted of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure did not have readily determinable fair values and were recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure were not readily marketable, the Company categorized the investments as non-current assets. As of December 31, 2025, the carrying value of the investments in Vivasure was $2.5 million. On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. As a result, the Company recognized a gain of $2.2 million on the sale of strategic investments during the three months ended March 31, 2026 (see Note 5 – “Marketable Securities and Strategic Investments” for additional information).

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expense, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its investment in marketable securities at fair value. See Note 4 – “Financial Instruments and Fair Value Measurements” for additional information regarding fair value measurements. For additional information on the fair value measurements performed related to the derivative liability, see Note 8 – “Derivative Liability.”

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of March 31, 2026 and December 31, 2025, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of March 31, 2026 and December 31, 2025, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Revenue Recognition

The Company recognizes revenue under the core principle according to ASC 606, Revenue from Contracts with Customers (“ASC 606”), to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.

The Company’s revenues were previously comprised of partnership revenues from the Terumo Agreement relating to the development and commercialization of Virtue SAB, and continue to include product revenue from the sale of FreeHold’s intracorporeal organ retractors.

Partnership Revenues

Previously, the Company’s partnership revenues have related to the Terumo Agreement (as defined below), which was terminated pursuant to a termination and right of first refusal agreement on October 24, 2025 (the “Termination and ROFR Agreement”). In future periods, partnership revenues may also include revenues related to the Medtronic Agreement as discussed in Note 3 – “Medtronic Agreement”.

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

Stock-Based Compensation

The Company applies ASC 718-10, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expenses for all stock-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values (see Note 10 – “Stock-Based Compensation”). Each award vests over the subsequent period during which the recipient is required to provide service in exchange for the award (the “vesting period”). The cost of each award is recognized as an expense in the financial statements over the respective vesting period on a straight-line basis.

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

Series A Preferred Stock

The Company applies ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480”), which requires an evaluation to determine if liability classification is required for redeemable convertible stock. Liability classification is required for freestanding financial instruments that are (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets, such as those that are mandatorily redeemable, (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares.

Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes that securities that may be subject to redemption upon an event not solely within the Company’s control should be classified as mezzanine equity. Securities classified in mezzanine equity are initially measured at the fair value, net of issuance costs and excluding the fair value of bifurcated embedded derivatives, if any. Subsequent measurement is required when the combined initial amount recorded in mezzanine equity and its related derivative liability is greater than the period end carrying amount. Adjustments to the carrying amount are charged to retained earnings (or additional paid in capital if there are no retained earnings) and do not affect net loss or comprehensive loss in the condensed consolidated financial statements. Subsequent measurement of the carrying value of the redeemable convertible preferred stock is also required when the instrument is probable of becoming redeemable. The Company will accrete the redeemable convertible preferred stock to its redemption value once the instrument is probable of becoming redeemable. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Derivative Liability

The Company evaluates all its financial instruments, including convertible debt and redeemable convertible preferred stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in these contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contracts if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting period end. Bifurcated embedded derivatives are classified as a separate liability in the condensed consolidated balance sheets.

The Company’s derivative liability is related to the conversion features embedded in the Series A Preferred Stock. See Note 7 – “Common and Preferred Stock” for additional information.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss less the adjustment to carrying value of Series A Preferred Stock by the weighted-average number of shares of common stock of the Company (“Common Stock”) outstanding for the period, without consideration of potential dilutive shares of Common Stock. Since the Company was in a loss position for the periods presented, basic net loss is the same as diluted net loss since the effects of potentially dilutive securities are antidilutive. Potentially dilutive securities include all outstanding warrants, stock options, Earnout Consideration (see Note 16 – “Net Loss Per Share”), unvested restricted stock awards, convertible preferred shares (see Note 7 – “Common and Preferred Stock”) and restricted stock units. Shares of Common Stock outstanding but subject to forfeiture and cancellation by the Company (e.g., the Forfeitable Shares (as defined in Note 16)) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. Pre-funded warrants (see Note 9 – “Warrants”) are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. In periods in which there is net income, the Company would apply the two-class method to compute net income per share. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The two-class method does not apply in periods in which a net loss is reported.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At March 31, 2026 and December 31, 2025, the Company recorded a full valuation allowance on its deferred tax assets.

The Company follows the guidance in ASC Topic 740 – 10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense as applicable.

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three months ended March 31, 2026 and 2025, the Company made $164,000 and $120,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

Medtronic has a right of first negotiation through U.S. Food and Drug Administration (“FDA”) approval of AVIM Therapy in the Primary Field, to expand its global rights to AVIM Therapy for the treatment of HTN patients not indicated for a pacemaker.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three months ended March 31, 2026 and 2025, the Company incurred approximately $2.6 million and $3.4 million, respectively, of research and development costs related to these reimbursements pursuant to the Medtronic Agreement, of which $2.6 million is included within accounts payable and accrued expenses in the Company’s March 31, 2026 condensed consolidated balance sheets.

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

On July 31, 2025, the Company and its wholly-owned subsidiaries, Orchestra BioMed, Inc. and BackBeat, entered into a loan agreement with Medtronic, pursuant to which Medtronic agreed to extend a convertible loan to the Company in the aggregate original principal amount of $20.0 million. For additional details, see Note 14 – “Debt Financing.”

Concurrently with the close of the Medtronic Agreement Amendment on August 4, 2025, Medtronic, through an affiliate, Covidien Group S.à.r.l. (“Covidien”), purchased 4,077,427 shares of Common Stock at a purchase price of $2.75 per share, for an aggregate purchase price of approximately $11.2 million, pursuant to a stock purchase agreement, dated as of July 31, 2025 and amended on August 1, 2025, between the Company and Covidien (as amended, the “Medtronic Stock Purchase Agreement”). Pursuant to the terms of the Medtronic Stock Purchase Agreement, Covidien purchased an additional 132,282 shares of Common Stock on August 28, 2025 at a purchase price of $2.75 per share, for an aggregate purchase price of $363,775, as a result of the exercise by the underwriters in the Public Offering (as defined below) of their option to purchase an additional 2,182,500 shares of Common Stock (See Note 7 – “Common and Preferred Stock”). The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through March 31, 2026, there have been no amounts recognized as revenue under the Medtronic Agreement, as amended pursuant to the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”).

4. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$10,854	$—	$—	$10,854
Corporate and government debt securities (included in Marketable securities)	—	66,033	—	66,033
Total assets	$10,854	$66,033	$—	$76,887

Liabilities
Derivative liability (Note 8)	—	—	2,784	2,784
Total liabilities	$—	$—	$2,784	$2,784

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$12,789	$—	$—	$12,789
Corporate and government debt securities (included in Marketable securities)	—	71,822	—	71,822
Total assets	$12,789	$71,822	$—	$84,611

Liabilities
Derivative liability (Note 8)	—	—	2,749	2,749
Total liabilities	$—	$—	$2,749	$2,749

The Level 2 assets consist of government and corporate debt securities which are valued using market observable inputs, including the current interest rate and other characteristics for similar types of investments, whose fair value may not represent actual transactions of identical securities. There were no transfers between Levels 1, 2 or 3 for the periods presented.

The Level 3 liabilities consist of the derivative liability associated with the Series A Preferred Stock, of which the fair values were measured upon issuance of the Series A Preferred Stock and are remeasured to fair value at each reporting period. The valuation methodology and underlying assumptions are discussed further in Note 8 – “Derivative Liability.” Significant change to the inputs used in determining the fair value would result in significant changes to the fair value measurement.

5. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$60,966	$9	$(45)	$60,930
Government debt securities	5,107	—	(4)	5,103
Total	$66,073	$9	$(49)	$66,033

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$69,308	$60	$(2)	$69,366
Government debt securities	2,454	2	—	2,456
Total	$71,762	$62	$(2)	$71,822

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of March 31, 2026, $3.4 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three months ended March 31, 2026 and 2025, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company’s long-term strategic investments as of December 31, 2025 represented investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the three months ended March 31, 2025 related to these investments.

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. Vivasure was a strategic investment of the Company prior to its acquisition. In connection with the closing of the transaction, the Company can receive up to approximately $10.7 million of proceeds in 2026 associated with the transaction. In January, the Company received the initial upfront payment of $4.7 million and the remainder may be received in 2026 based on the achievement of a milestone. For the three months ended March 31, 2026, the Company recognized a gain on the sale of strategic investments of $2.2 million. The Company may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Equipment	$2,951	$2,743
Office furniture	459	444
Leasehold improvements	159	159
Property and equipment, gross	3,569	3,346
Less accumulated depreciation and amortization	(1,721)	(1,631)
Total Property and equipment, net	$1,848	$1,715

As of March 31, 2026, $565,000 of equipment is not yet in service and has not yet commenced depreciation.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Clinical trial accruals	$2,778	$4,151
Accrued compensation	1,150	4,160
Other accrued expenses	2,666	1,579
Total Accrued expenses and other liabilities	$6,594	$9,890

7. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2026 and December 31, 2025, 200,000 shares of preferred stock were outstanding.

Series A Preferred Stock

On October 24, 2025, concurrent with the execution of the Termination and ROFR Agreement, the Company and Terumo Medical Corporation (“TMC”) entered into a securities purchase agreement (the “Terumo Securities Purchase Agreement”), pursuant to which TMC purchased 200,000 shares of Series A Preferred Stock (“Preferred Shares”) at a purchase price equal to $100.00 per share for gross proceeds to the Company of $20.0 million. The closing of the sale of the Preferred Shares pursuant to the Terumo Securities Purchase Agreement occurred on November 7, 2025.

The Series A Preferred Stock was accounted for as mezzanine equity in accordance with ASC 480 and the embedded conversion and redemption features were separated from the host instrument and recognized as derivative liability with change in fair value at each reporting period end recognized in the condensed consolidated statements of operations and comprehensive loss. (see Note 8 – “Derivative Liability”).

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

A roll-forward of the Series A Preferred Stock activity is presented below for the three months ended March 31, 2026 (in thousands):

Beginning balance, January 1, 2026	$9,808
Adjustment to carrying value of Series A Preferred Stock	(35)
Ending balance, March 31, 2026	$9,773

At-the-Market Offering and Shelf Registration Statement

On August 12, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which the Company may offer and sell, from time to time through TD Cowen, up to $100.0 million of shares of Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Offering is being made pursuant to a shelf registration statement, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024 (the “Shelf Registration Statement”), a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024 filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024.

During the three months ended March 31, 2026, the Company sold 1,451,439 shares of Common Stock under the Sales Agreement resulting in aggregate gross proceeds to the Company of approximately $6.0 million and net proceeds to the Company of approximately $5.9 million. As of March 31, 2026, the Company had up to $92.4 million of Common Stock available to sell under the Sales Agreement.

8. Derivative Liability

The Company assessed the Series A Preferred Stock features to determine whether any features are required to be bifurcated and separately accounted for as an embedded derivative. The Company concluded that certain conversion and redemption features meet the requirements to be separately accounted for as a bifurcated derivative. The Series A Preferred Stock was accounted for as mezzanine equity in accordance with ASC 480 and the embedded conversion and redemption features were separated from the host instrument and recognized as derivative liabilities with change in fair value at each reporting period end recognized in the condensed consolidated statements of operations and comprehensive loss.

The Company performed a “with-and-without” scenario analysis to determine the fair value of the derivative liability by comparing the value of the Series A Preferred Stock including the bifurcated embedded derivatives to the value of the Series A Preferred Stock excluding them. The Company utilized an option pricing valuation with the expected life of Series A Preferred Stock, expected volatility, and discount rate as significant inputs as well as probability-weighted outcomes. Assumptions used in the valuation also take into account the contractual terms as well as the quoted price of the Common Stock in an active market. Significant changes in any of those inputs in isolation would result in significant changes to the fair value measurement.

The following table presents changes in Level 3 liabilities measured at fair value for three months ended March 31, 2026 (in thousands):

March 31, 2026
Derivative liability, beginning of period	$2,749
Change in the fair value of derivative liability	35
Derivative liability, end of period	$2,784

The option pricing valuation used to determine the fair value, used the following assumptions:

	March 31, 2026	December 31, 2025
Expected term (in years)	1.75	2.00
Expected volatility	77%	80%
Risk-free interest rate	3.69%	3.41%
Expected dividend yield	0%	0%
Market discount rate	15.78%	14.79%
Fair value of common stock	4.25	4.15

Each of these inputs is subjective and generally requires significant judgment and estimation by management:

Expected Term — The expected term represents the estimated time until the conversion or redemption events are achieved.

Expected Volatility — The Company derives volatility over the expected term using its own historical stock price volatility.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of the remeasurement and all thereafter for zero-coupon U.S. Treasury notes with maturities commensurate with the remaining term.

Expected Dividend Yield — The expected dividend yield is zero as the Company has not paid, and the Company does not anticipate paying, any dividends on the Common Stock in the foreseeable future.

Market Discount Rate – The Company utilizes the S&P corporate yield curve with a tenor commensurate with the expected term to estimate a discount rate applicable to the Company’s credit risk.

Fair Value of Common Stock — The Company utilizes the price of its publicly-traded Common Stock as an input in determining the fair value of the derivative.

9. Warrants

The Company evaluates its outstanding warrants to determine if the instruments qualify for equity or liability classification.

Summarized Outstanding Warrants

The following table summarizes outstanding warrants to purchase shares of Common Stock as of March 31, 2026 and December 31, 2025:

	Number of Shares			Remaining
	March 31,	December 31,	Exercise	Term in
	2026	2025	Price	Years
Equity-classified Warrants
Pre-Funded Warrants(1)	5,136,363	5,136,363	$0.0001	N/A
Ligand Warrant (Note 13)	2,000,000	2,000,000	$3.67	9.34
Orchestra BioMed, Inc. Warrants(2)	507,841	507,841	$1.08 – $30.11	1.18 – 2.32
Hercules Warrants (Note 14)	167,598	167,598	$3.58	5.61
Avenue Warrants	27,707	27,707	$7.67	2.52
Non-employee Warrants (Note 10)	60,000	60,000	$4.69	3.92
Private Warrants Held by Sponsor(3)	750,000	750,000	$11.50	6.83
Officer and Director Warrants(4)	635,000	635,000	$11.50	6.83
Total Outstanding	9,284,509	9,284,509

(1)	In August 2025, the Company received $2.7499 per the Pre-Funded Warrant issued, or $14.1 million in aggregate proceeds. Each Pre-Funded Warrant may be exercised for $0.0001 per Pre-Funded Warrant.
(2)	Represents warrants initially issued by Orchestra BioMed, Inc., which converted into warrants to acquire Common Stock in connection with the Business Combination (the “Orchestra BioMed, Inc. Warrants”).
(3)	The Sponsor purchased 1,500,000 warrants to purchase shares of HSAC2 in a private placement upon consummation of the HSAC2 initial public offering (the “Private Warrants”), 750,000 of which were forfeited by the Sponsor immediately prior to the closing of the Business Combination (the “Sponsor Forfeiture”).
(4)	Pursuant to the terms of the Business Combination, immediately following the Sponsor Forfeiture and prior to the closing of the Business Combination, HSAC2 issued 750,000 warrants to purchase Common Stock to eleven specified employees and directors of Orchestra (the “Officer and Director Warrants”). These Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except they were subject to vesting provisions that expired in January 2026. There are fewer than 750,000 Officer and Director Warrants outstanding currently due to forfeitures by persons that resigned from the Company prior to the vesting of the Officer and Director Warrants.

10. Stock-Based Compensation

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

On January 26, 2023, the Company adopted the Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of March 31, 2026, approximately 480,000 shares of Common Stock were authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares is automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year. Employees, consultants, and directors are eligible for awards granted under the 2023 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan

In November 2025, the Company's Board of Directors adopted the 2025 New Hire Inducement Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 950,000 shares of Common Stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). In February 2026, the Company granted inducement equity awards to nine new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 120,000 shares of the Common Stock. As of March 31, 2026, there were approximately 693,750 shares remaining available for future issuance under the Inducement Plan.

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$494	$607
Selling, general and administrative	372	639
Total stock-based compensation	$866	$1,246

As of March 31, 2026, there was approximately $10.0 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 3.1 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$636	$465
Selling, general and administrative	1,278	950
Total stock-based compensation	$1,914	$1,415

As of March 31, 2026, there was approximately $11.0 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.5 years.

On February 28, 2025, the Company issued equity-classified warrants to purchase 60,000 shares of Common Stock at an exercise price of $4.69 per share to non-employee consultants. The warrants were issued as consideration for entering into an agreement for future services. At the grant date, 6,000 became exercisable while the remaining vested ratably over eight months. Assumptions used were an expected term (in years) of 2.84, expected volatility of 110.1%, risk-free interest rate of 3.99%, expected dividend yield of 0%, and the fair value of Common Stock of $3.12.

Total stock-based compensation related to warrants was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$32	$120
Selling, general and administrative	39	184
Total stock-based compensation	$71	$304

As of March 31, 2026, the stock-based compensation expense associated with the warrants noted above is fully recognized.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2023 Plan and the Inducement Plan:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Term (years)	Value (000s)
Outstanding at January 1, 2026	7,199,571	$6.23	7.08	$1,963
Granted	1,328,000	3.82	—	—
Exercised	(6,278)	4.06	—	4
Forfeited/canceled	(146,836)	6.13	—	—
Outstanding March 31, 2026	8,374,457	$5.85	7.34	$2,679
Exercisable at March 31, 2026	4,461,304	$7.46	5.77	$43

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $3.27 and $3.76 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the 2023 Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2026	2,300,651	$3.95
Granted	1,635,000	3.82
Vested	(215,988)	7.41
Forfeited/canceled	—	—
Outstanding March 31, 2026	3,719,663	$3.72

No performance-based restricted stock awards or units were granted during the three months ended March 31, 2026. The fair value of restricted stock units vested during the three months ended March 31, 2026 was $1.5 million.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.24	5.89
Expected volatility	112%	79%
Risk-free interest rate	3.80%	4.40%
Expected dividend yield	0%	0%
Fair value of common stock	3.27	3.76

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

Expected Dividend Yield — The expected dividend yield is zero as the Company has not paid, and the Company does not anticipate paying, any dividends on the Common Stock in the foreseeable future.

Fair Value of Common Stock — The Company utilizes the price of its publicly-traded Common Stock to determine the grant date fair value of awards.

11. Leases

Office Lease

In August 2024, the Company entered into an additional addendum to the lease agreement for office space in New Hope, PA originally entered into by Orchestra BioMed, Inc. in December 2009 (as amended, the “New Hope Lease”). The New Hope Lease covers 8,052 square feet and will expire in September 2027. Monthly fees under the New Hope Lease range between $17,000 and $19,000 for the period from the August 2024 addendum through expiration.

In November 2019, Orchestra BioMed, Inc. entered into a new lease agreement for approximately 5,200 square feet of office space in New York, NY. In November 2022, Orchestra BioMed, Inc. entered into an amendment for this lease which increased the office space square footage to approximately 7,800 and amended the expiration to April 2028. Monthly fees range between $28,000 and $40,000 for the period from commencement through expiration.

In September 2024, the Company entered into a new lease for 6,496 square feet of office space in Fort Lauderdale, Florida. The agreement will expire in December 2027. The monthly fees commenced in November 2024, the commencement date of the agreement, and range between $16,000 and $17,000 for the period from commencement through expiration.

Operating cash flow supplemental information for the three months ended March 31, 2026:

Cash paid for amounts included in the present value of operating lease liabilities was $257,000 during the three months ended March 31, 2026 compared to $244,000 during the three months ended March 31, 2025.

As of March 31, 2026:
Weighted average remaining lease term – operating leases, in years	1.90
Weighted average discount rate – operating leases	9.92%

Operating Leases

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Fixed operating expense	$244	$259
Short-term lease expense	43	59
Variable lease expense	21	31
	$308	$349

Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of March 31, 2026:

Operating
Leases
Year ending December 31:	(in thousands)
2026 (remaining nine months)	$670
2027	829
2028	158
2029	—
2030	—
Thereafter	—
Total future minimum lease payments	$1,657
Imputed interest	(142)
Total liability	$1,515

12. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the year ended December 31, 2025:

As part of the Public Offering, on August 4, 2025, (i) entities associated with RTW Investments, LP (collectively, “RTW”), which beneficially owned approximately 21% of the Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 3,636,363 shares of Common Stock and (ii) Perceptive Life Sciences Master Fund, Ltd, which beneficially owned approximately 12% of the Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 1,500,000 shares of Common Stock.

In addition, transactions between the Company and Medtronic are disclosed in both Note 3 – “Medtronic Agreement” and Note 14 – “Debt Financing.”

The Company had no other transactions or balances with current related parties during the three months ended March 31, 2026.

13. Royalty Purchase Agreement

On July 31, 2025, the Company entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Royalty Purchase Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired the right to receive tiered royalty payments from the Company (the “Royalty Interest”) with respect to revenue (including certain licensing revenue) received by the Company in a calendar year in connection with worldwide net product sales, or other product revenue received, by the Company and its licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment.

Pursuant to the Royalty Purchase Agreement, the Investment Amount shall be paid in two tranches: (i) $20.0 million was paid on August 4, 2025 (the “Ligand Closing”) and (ii) $15.0 million was payable and received on May 1, 2026 (the “Second Installment”), provided certain conditions have been met. In repayment of the Investment Amount, the Company will remit 17.0% of revenues related to the Products until an annual total of $17.0 million has been remitted to Ligand, thereafter the Company will remit (a) 4.0% of revenues related to the Primary Product in the field of hypertension treatment and (b) 4.0% of revenues related to the Secondary Product in the field of coronary artery treatment. In addition, under the terms of the Royalty Purchase Agreement, unless and until Ligand pays the Second Installment, Ligand shall only be entitled to 57.1% of the amounts it would otherwise be due under the Royalty Purchase Agreement. However, regardless of whether the Second Installment has been paid, under the terms of the Royalty Purchase Agreement, the percentages referenced in the second sentence of this paragraph will incrementally increase from 17.0% and 4.0% up to 20.0% and 7.0%, respectively, if the Company does not achieve certain enrollment milestones relating to the BACKBEAT clinical study through January 1, 2027.

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

In connection with the sale of the Royalty Interest, and pursuant to the terms of the Royalty Purchase Agreement, on August 4, 2025, the Company issued to Ligand a warrant (the “Ligand Warrant”) to purchase up to 2,000,000 shares of the Common Stock (the “Ligand Warrant Shares”), at an exercise price equal to $3.67 per share. The exercise price of the Ligand Warrant and the number of Ligand Warrant Shares issuable upon exercise of the Ligand Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. Pursuant to the terms of the Ligand Warrant, the Ligand Warrant Shares shall vest and become exercisable as follows: (i) 1,142,857 of the Ligand Warrant Shares (the “First Tranche”) vested upon issuance; and (ii) 857,143 of the Ligand Warrant Shares will vest on the date of payment of the Second Installment. In the event that the Second Installment is not paid, the Ligand Warrant shall only be exercisable with respect to the First Tranche. The Ligand Warrant is exercisable for ten years from the date of issuance.

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

The Company’s estimate of this total interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 23.3% as of March 31, 2026 and 23.1% as of December 31, 2025. This estimate contains significant assumptions that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the condensed consolidated statements of operations and comprehensive loss. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by the Company to Ligand and, correspondingly, the amount of interest expense recorded by the Company.

The following table shows the activity of the Royalty Purchase Agreement for the three months ended March 31, 2026 (in thousands):

March 31,
2026
Beginning balance, January 1, 2026	$16,482
Non-cash interest expense on liability	1,305
Ending balance, March 31, 2026	$17,787

14. Debt Financing

2025 Medtronic Loan Agreement

On July 31, 2025, the Company and its wholly-owned subsidiaries, Orchestra BioMed, Inc. and BackBeat, entered into a Loan Agreement with Medtronic (the “Medtronic Loan Agreement”), pursuant to which Medtronic agreed to extend a convertible loan to the Company in the aggregate original principal amount of $20.0 million (the “Medtronic Loan”). The Medtronic Loan is evidenced by a secured subordinated convertible promissory note (the “Medtronic Note”) of the Company. The issuance of the Medtronic Note to Medtronic and the funding of the Medtronic Loan was received on May 1, 2026 pursuant to the conditions described in the Medtronic Loan Agreement.

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

The proceeds from the Medtronic Loan Agreement were not received as of the balance sheet date. Therefore, they were not included in the principal payments table below nor included in the condensed consolidated balance sheets. However, the proceeds were received prior to the filing of this Quarterly Report.

2024 Loan and Security Agreement

On November 6, 2024 (the “LSA Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024, Second Amendment to Loan and Security Agreement dated as of July 31, 2025 and Third Amendment to the Loan and Security Agreement, dated as of April 6, 2026 (as amended, the “2024 LSA”).

The 2024 LSA provides a secured term loan facility of up to $50.0 million in up to two tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second tranche of up to $35.0 million that may be borrowed by the Company in the discretion of the lender’s investment committee.

Under the terms of the 2024 LSA, the initial date upon which the Company has to begin amortizing the Term Loans is June 1, 2028. The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an interest-only period expiring June 1, 2028, followed by six monthly principal payments plus interest. At the Company’s option, the Company may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the LSA Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the LSA Closing Date but on or prior to 24 months following the LSA Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the LSA Closing Date and prior to the maturity date. In addition, the Company will pay an end of term charge of 6.35% of the principal amount of the Term Loans upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans.

In connection with the entry into the 2024 LSA, on the LSA Closing Date, the Company issued each of the Hercules Lenders a warrant to purchase Common Stock, which warrants were amended effective August 4, 2025 in connection with the Second Amendment to Loan and Security Agreement (as amended, each a “Hercules Warrant” and, collectively, the “Hercules Warrants”). Pursuant to the terms of the Hercules Warrants, each Hercules Lender can purchase that number of shares of Common Stock equal to (i)(x) 0.04, multiplied by (y) the aggregate principal amount of all Term Loan Advances (as defined in the 2024 LSA) made to the Company by the applicable Lender, divided by (ii) $3.58, which is the exercise price of the Hercules Warrants. Each Hercules Warrant is exercisable for seven years from the LSA Closing Date.

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

The Company must maintain Qualified Cash (as defined in the 2024 LSA), beginning on January 1, 2027 (subject to being extended to as late as January 1, 2028 depending on the Company’s receipt of specified net cash proceeds from specified sources), in an amount greater than or equal to (x) the outstanding principal amount of the Term Loan Advances, multiplied by (y) the applicable Cash Coverage Percentage (as defined in the 2024 LSA), which percentage ranges from a minimum of 45% to a maximum of 75% of Term Loan Advances, depending upon the amount of Qualified Cash.

 The following table shows the amount of principal payments due pursuant to the Term Loans by year:

Principal
Payments
Year ending December 31:	(in thousands)
2026 (remaining nine months)	$—
2027	5,056
2028	9,944
2029	—
Total	$15,000

Total interest expense recorded on these facilities during the three months ended March 31, 2026 and 2025 was approximately $480,000 and $462,000, respectively.

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

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Partnership revenue	$—	$732
Product revenue	110	136
Expenses:
Cost of product revenues	32	44
Non-clinical development costs	4,050	4,465
Clinical development costs	3,574	2,942
Personnel and consulting costs	8,788	6,664
Stock-based compensation	2,851	2,965
Depreciation and amortization expense	90	83
Other segment expenses(1)	595	2,626
Interest expense (income), net	821	(166)
Net loss	$(20,691)	$(18,755)
(1)	Other segment expenses primarily include the gain on the sale of strategic investments as well as general and administrative costs not presented in other line items.

16. Net Loss Per Share

Basic net loss per share of Common Stock is computed by dividing net loss less any adjustment to the carrying value of Series A Preferred Stock by the weighted-average number of shares of Common Stock which includes the weighted average effect of the Pre-Funded Warrants, for the purchase of shares of Common Stock, for which the remaining unfunded exercise price is $0.0001 per share. Shares of Common Stock outstanding but subject to forfeiture and cancellation by the Company are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture. In connection with the Business Combination, the Sponsor agreed that 25% or 1,000,000 of the shares of Common Stock held by the Sponsor (the “Forfeitable Shares”) will be forfeited to the Company on the first business day following the fifth anniversary of the closing of the Business Combination (the “Closing”), unless, as to 500,000 shares, the volume-weighted average price of the Common Stock is greater than or equal to $15.00 per share over any 20 trading days within any 30-trading day period (the “Initial Milestone Event”), and as to the remaining 500,000 shares, the volume-weighted average price of the Common Stock is greater than or equal to $20.00 per share over any 20 trading days within any 30-trading day period (the “Final Milestone Event”). On April 12, 2023, the Initial Milestone Event was achieved and 500,000 of the Forfeitable Shares are no longer subject to forfeiture. However, the Final Milestone event has not occurred, and 500,000 Forfeitable Shares remain subject to forfeiture.

In connection with the Business Combination, existing Orchestra BioMed, Inc. stockholders had the opportunity to elect to participate in an earnout (the “Earnout”) pursuant to which such each electing stockholder (each, an “Earnout Participant”) may receive a portion of additional contingent consideration of up to 8,000,000 shares of Common Stock (the “Earnout Consideration”). Each Earnout Participant agreed to extend their applicable lock-up period from 6 months to 12 months after the Closing, pursuant to an Earnout Election Agreement and such Earnout Participants are collectively be entitled to receive: (i) 4,000,000 shares of the Earnout Consideration, in the event that, from the time beginning immediately after the Closing until the fifth anniversary of the Closing (the “Earnout Period”), the Initial Milestone Event occurs; and (ii) an additional 4,000,000 shares of the Earnout Consideration, in the event that, during the Earnout Period, the Final Milestone Event occurs. Approximately 91% of Orchestra BioMed, Inc. stockholders elected to participate in the Earnout. On April 12, 2023, the Initial Milestone Event was achieved, and each Earnout Participant was issued their Pro Rata Portion (as such term is defined in the merger agreement for the Business Combination) of 4,000,000 shares of Common Stock, resulting in a total of 3,999,987 shares of Common Stock being issued (less than 4,000,000 due to rounding).

Diluted net loss per share of Common Stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Orchestra BioMed, Inc. Warrants, Private Warrants, Officer and Director Warrants, Forfeitable Shares, Earnout Consideration, and Series A Preferred Stock, using the if-converted method, which would result in the issuance of incremental shares of Common Stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2026 and March 31, 2025, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	8,374,457	5,736,334
Common stock warrants	4,148,146	2,057,812
Unvested restricted stock units	3,719,663	1,926,453
Series A Preferred Stock	1,666,666	—
Forfeitable Shares	500,000	500,000
Earnout Consideration	4,000,000	4,000,000
Total	22,408,932	14,220,599

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references to “Orchestra,” “Orchestra’s,” the “Company,” “we,” “its” and “our” refer to Orchestra BioMed Holdings, Inc. and its consolidated subsidiaries. All references to years, unless otherwise noted, refer to the Company’s fiscal years, which end on December 31.

The following discussion should be read together with “Special Note Regarding Forward-Looking Statements” and the Company’s unaudited condensed consolidated financial statements, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”), and the Company’s audited consolidated financial statements, together with the related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Our two flagship product candidates – Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) and Virtue® Sirolimus AngioInfusion™ Balloon (“Virtue SAB”) – are currently undergoing pivotal clinical trials for their lead indications, each representing multi-billion-dollar annual global market opportunities.

AVIM Therapy is a bioelectronic treatment for hypertension (“HTN”), the leading risk factor for death worldwide, and is designed to be delivered by a pacemaker and achieve immediate, substantial and sustained reductions in blood pressure in patients with hypertensive heart disease. We have an exclusive license and collaboration agreement with Medtronic Inc. (an affiliate of Medtronic plc) (“Medtronic”), one of the largest medical device companies in the world and the global leader in cardiac pacing therapies, for the development and commercialization of AVIM Therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker. We are actively conducting a double-blind, randomized, global pivotal trial (the “BACKBEAT Trial”), enrolling up to 316 patients with uncontrolled hypertension who are indicated for a dual-chamber pacemaker, with enrollment currently targeted to be completed by the end of the third quarter of 2026. AVIM Therapy has FDA Breakthrough Device Designations (“BDDs”) for these patients, as well as an estimated 7.7 million total patients in the U.S. with uncontrolled hypertension despite medical therapy and increased cardiovascular risk.

Virtue SAB is a highly differentiated, first-of-its-kind non-coated drug delivery angioplasty balloon system designed to deliver a large liquid dose of proprietary extended-release formulation of sirolimus, SirolimusEFR™, for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. Virtue SAB has been granted BDD by the FDA for the treatment of coronary in-stent restenosis, coronary small vessel disease and below-the-knee peripheral artery disease, in each case, within specified parameters. We initiated patient enrollments in the Virtue SAB in the Treatment of Coronary In-Stent Restenosis (“ISR”) Trial (the “Virtue Trial”) for our U.S. investigational device exemption (“IDE”) pivotal study randomizing Virtue SAB vs. Boston Scientific Corporation’s AGENT™ drug-coated balloon. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients in the United States with enrollment completion currently planned for 2027. We cannot provide assurance that we will be able to complete enrollment of the BACKBEAT Trial or the Virtue Trial in the timeframes we anticipate.

Since Orchestra BioMed, Inc.’s inception, we have devoted the substantial majority of our resources to performing research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of our common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, our prior Terumo Agreement (as defined below) and the Termination and ROFR Agreement (as defined below), borrowings under debt arrangements, the sale of future revenues, sale of strategic investments, and, to a lesser extent, from product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). As of March 31, 2026, we have raised a cumulative $367.2 million in gross proceeds. In May 2026, we received $20.0 million pursuant to the Medtronic Loan Agreement (as such term is defined in Note 14 to the condensed consolidated financial statements – “Debt Financing”), and $15.0 million from Ligand pursuant to the revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) we entered into with Ligand Pharmaceuticals Incorporated (“Ligand”)(see Note 13 to the condensed consolidated financial statements – “Royalty Purchase Agreement”). We have incurred net losses each year since inception. Our net losses were $20.7 million and $18.8 million for the three months ended March 31, 2026 and 2025, respectively. We expect to continue to incur significant losses for the foreseeable future. As of March 31, 2026, we had an accumulated deficit of $383.3 million.

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

We were incorporated in the Cayman Islands in 2020, as a special purpose acquisition company under the name Health Sciences Acquisitions Corporation 2 (“HSAC2”). On January 26, 2023, Orchestra BioMed, Inc., our wholly owned subsidiary, and HSAC2 consummated a business combination pursuant to which, among other things, Orchestra BioMed, Inc. became a wholly owned subsidiary of HSAC2 and HSAC2 changed its name to Orchestra BioMed Holdings, Inc. (the “Business Combination”). HSAC2 Holdings, LLC was the sponsor of HSAC2 prior to the Business Combination.

Recent Developments

Orchestra BioMed Presented AVIM Therapy Clinical and Mechanistic Data at HRS 2026

On April 23, 2026, we announced the presentation of new clinical data related to our AVIM Therapy at the Heart Rhythm Society 2026 Annual Meeting. Data from the MODERATO II randomized, prospective, multi-center, double-blind, controlled pilot study demonstrated that activation of AVIM Therapy was associated with an immediate mean reduction of 13.2 mmHg in office systolic blood pressure (“oSBP”) prior to randomization. In addition, 97% of patients experienced a reduction of at least 5 mmHg in oSBP. At six months, mean ambulatory systolic blood pressure (“aSBP”) was 125.2 mmHg, with 89% of patients achieving aSBP below 140 mmHg, the current oSBP treatment goal according to European Society of Cardiology guidelines, and 58% achieving aSBP below 130 mmHg, the more stringent U.S. oSBP treatment goal according to American Heart Association and American College of Cardiology guidelines. Sustained reductions in aSBP were also observed through up to 3.6 years of follow-up in a sub-cohort of patients.

Additional data presented from a pressure-volume loop analysis study in patients with uncontrolled hypertension indicated that AVIM Therapy reduced systolic blood pressure through decreases in cardiac preload and effective arterial elastance (afterload), without a significant reduction in left ventricular contractility. The study also reported reductions in end diastolic volume, end diastolic pressure, end systolic volume, stroke work, and total peripheral resistance, without a significant change in stroke volume.

FDA Grants Orchestra BioMed Additional Breakthrough Device Designation for AVIM Therapy

We now hold two Breakthrough Device Designations (“BDDs”) for AVIM Therapy. On April 30, 2026, we announced that the U.S. Food and Drug Administration (“FDA”) granted AVIM Therapy a second BDD for the treatment of patients with uncontrolled hypertension despite the use of anti-hypertensive medications and an indication for a pacemaker. This population includes the pacemaker-indicated population being evaluated in our BACKBEAT Trial. The first granted BDD applies to patients with increased ten-year atherosclerotic cardiovascular disease (“ASCVD”) risk, preserved left ventricular systolic function, and uncontrolled hypertension, despite the use of anti-hypertensive medications or in patients who may have intolerance to anti-hypertensive medications. Based on the indications specified in both BDDs, we estimate that the addressable U.S. patient population for AVIM Therapy exceeds 7.7 million adults with hypertension despite medication. The FDA Breakthrough Devices Program, which reflects the FDA’s commitment to device innovation and protecting public health, is designed to expedite the development of and provide priority review for innovative medical technologies that have the potential to significantly improve outcomes for patients with serious or life-threatening conditions. To be eligible for this designation, a device must demonstrate the potential to provide more effective treatment or diagnosis of a life-threatening or irreversibly debilitating condition. In addition, the device must meet at least one of the following criteria: it must represent breakthrough technology, have no approved or cleared alternatives, offer significant advantages over existing options, or be determined by the FDA to be in the best interest of patients. Beyond regulatory acceleration, the BDD may also support favorable reimbursement pathways, including eligibility for incremental inpatient reimbursement through the New Technology Add-on Payment and outpatient Transitional Pass-Through payments under the Centers for Medicare & Medicaid Services programs. These mechanisms may help facilitate more timely access to breakthrough technologies while supporting provider adoption and patient access.

BACKBEAT Trial Timeline Update

On May 11, 2026, we announced we are targeting completion of enrollment for the BACKBEAT Trial by the end of the third quarter of 2026. Further, we and Medtronic, our strategic collaborator for the BACKBEAT Trial and the commercialization of AVIM Therapy for the treatment of uncontrolled hypertension in patients indicated for a pacemaker, plan to submit the primary endpoint data for a late-breaking clinical trial presentation at a major cardiovascular conference in the second quarter of 2027. Lastly, assuming primary safety and efficacy endpoints are met, Medtronic plans to submit a marketing application for FDA approval after primary endpoint data analyses and reports are complete, and subsequently to pursue global regulatory approvals.

The updated BACKBEAT Trial timeline is supported by FDA approval of a reduction in the sample size for the clinical trial to a target total of 284 evaluable randomized subjects with the total enrollment target of 316 patients accounting for potential loss to follow up. The primary efficacy endpoint (between-group difference in 24-hour aSBP at 3-month follow up) and primary safety endpoint (freedom from unanticipated serious adverse device events in the AVIM Therapy arm at 3-month follow up) remain robustly powered (>90% statistical power) at the revised sample size for the trial. The sample size is designed to detect a between group difference of at least 5 mmHg in aSBP. The change in sample size reflects collaboration among Medtronic, the FDA and us under the Breakthrough Devices program, and follows FDA approval of an amendment to the BACKBEAT Trial protocol received by us on May 8, 2026.

Components of Our Results of Operations

Partnership Revenue

Previously, our partnership revenues related to our former distribution agreement with Terumo Corporation (“Terumo Corporation”) and Terumo Medical Corporation (“TMC” and, collectively with Terumo Corporation, “Terumo”) for global development and commercialization of Virtue SAB in coronary and peripheral vascular indications (the “Terumo Agreement”). In future periods, partnership revenues may include revenues related to the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Orchestra BioMed, Inc., BackBeat Medical, LLC and Medtronic, discussed in Note 3 – “Medtronic Agreement” to the Consolidated Financial Statements.

Orchestra BioMed, Inc., and its wholly owned subsidiary BackBeat, entered into an Exclusive License and Collaboration Agreement, dated as of June 30, 2022, with Medtronic for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications (the “Medtronic Agreement”). On July 31, 2025, our wholly owned subsidiaries, Orchestra BioMed, Inc. and BackBeat, and Medtronic entered into an amendment to the Medtronic Agreement, which became effective on August 4, 2025 (the “Medtronic Agreement Amendment”), to provide, among other things, a development and commercialization framework for future AVIM-therapy integration into a dual-chamber leadless pacemaker. Pursuant to the Medtronic Agreement Amendment, we will be required, among other things, to reimburse Medtronic for certain expenses incurred in connection with the integration of AVIM-therapy into Medtronic’s dual-chamber leadless pacemaker, up to a specified cap, to the extent Medtronic elects to pursue such integration.

We have determined that the arrangement set forth in the Medtronic Agreement as amended by the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”) is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic is a customer for a good or service that is a distinct unit of account, and therefore, the transactions set forth in the Amended Medtronic Agreement should be accounted for under ASC 606. Through March 31, 2026, there have been no amounts recognized as revenue under the Amended Medtronic Agreement.

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

On July 31, 2025, we entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Royalty Purchase Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired the right to receive tiered royalty payments from us (the “Royalty Interest”) with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with worldwide net product sales, or other product revenue received by, by us and our licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment. Our estimate of this total interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 23.3% as of March 31, 2026. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by us to Ligand and, correspondingly, the amount of interest expense recorded by us.

On November 6, 2024 (the “LSA Closing Date”), we and certain of our subsidiaries (collectively, the “Borrower”) entered into a Loan and Security Agreement, by and among the Borrower, the several banks and other financial institutions or entities party thereto, as lenders (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent for itself and the Hercules Lenders, as amended by that certain First Amendment to Loan and Security Agreement dated as of December 30, 2024, Second Amendment to Loan and Security Agreement dated as of July 31, 2025 and Third Amendment to Loan and Security Agreement, dated as of April 6, 2026 (as amended, the “2024 LSA”) .

The 2024 LSA provides a secured term loan facility of up to $50.0 million in up to two tranches (collectively, the “Term Loans”), with the first tranche of $15.0 million drawn on the LSA Closing Date, and a second tranche of up $35.0 million that may be borrowed by us in the discretion of the lender’s investment committee.

Under the terms of the 2024 LSA, the initial date upon which we have to begin amortizing Term Loans is June 1, 2028. The Term Loans accrue interest at a floating per annum rate equal to the greater of (i) (x) the “prime rate” as reported in The Wall Street Journal plus (y) 2.0%, and (ii) 9.50%. The repayment terms of the Term Loans include monthly payments over a 4-year period, consisting of an interest-only period expiring June 1, 2028, followed by six monthly principal payments plus interest. At our option, we may prepay all or a portion of the outstanding Term Loans, subject to a prepayment premium equal to (a) 3.0% of the Term Loans being prepaid if the prepayment occurs during the twelve months following the LSA Closing Date, (b) 2.0% of the Term Loans being prepaid if the prepayment occurs after 12 months following the LSA Closing Date but on or prior to 24 months following the LSA Closing Date, and (c) 1.0% of the Term Loans being prepaid if the prepayment occurs after 24 months following the LSA Closing Date and prior to the maturity date. In addition, we will pay an end of term charge of 6.35% of the principal amount of the Term Loans upon the prepayment or repayment of the Term Loans and a facility charge of 0.75% upon any draws of the Term Loans. Refer to Note 14 – “Debt Financing” to the Consolidated Financial Statements.

Change in the fair value of derivative liability

In November 2025, we sold 200,000 shares of Series A Preferred Stock at a purchase price equal to $100.00 per share for gross proceeds of $20.0 million. We concluded that certain conversion and redemption features meet the requirements to be separately accounted for as a bifurcated derivative. As a result, we bifurcated the Series A Preferred Stock between (i) the host contract, which was accounted for within mezzanine equity, and (ii) the bifurcated derivative liabilities related to those conversion and redemption features. The bifurcated derivatives are remeasured to fair value at each reporting period with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.

Gain on Sale of Strategic Investments

The gain on sale of strategic investments represents a change in the preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party, and fair value of our investment in common stock holdings of a previously publicly-held company. On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. Vivasure was a strategic investment of ours prior to its acquisition. In connection with the closing of the transaction, we recognized a gain on the sale of strategic investments of $2.2 million. We may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

Previously, the investments in Vivasure did not have readily determinable fair values and were recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the provisions of ASU 2016-01.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table presents our statement of operations data for the three months ended March 31, 2026 and 2025, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended March 31,
	2026	2025	Change $	Change %
Revenue:
Partnership revenue	$—	$732	$(732)	(100)%
Product revenue	110	136	(26)	(19)%
Total revenue	110	868	(758)	(87)%
Expenses:
Cost of product revenues	32	44	(12)	(27)%
Research and development	15,781	13,482	2,299	17%
Selling, general and administrative	6,373	6,263	110	2%
Total expenses	22,186	19,789	2,397	12%
Loss from operations	(22,076)	(18,921)	(3,155)	(17)%
Other (expense) income:
Interest (expense) income, net	(821)	166	(987)	(595)%
Change in the fair value of derivative liability	(35)	—	(35)	(100)%
Gain on sale of strategic investments	2,241	—	2,241	100%
Total other income	1,385	166	1,219	734%
Net loss	$(20,691)	$(18,755)	$(1,936)	(10)%

Partnership Revenue

Partnership revenue decreased by $732,000, or 100%, in the three months ended March 31, 2026 from $732,000 for the three months ended March 31, 2025. Partnership revenue related to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary. On October 24, 2025, we and Terumo entered into a termination and right of first refusal agreement (the “Termination and ROFR Agreement”), which superseded and terminated the Terumo Agreement, and we no longer have any performance obligations under the Terumo Agreement.

Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary. For the three months ended March 31, 2025, the expenses incurred related to the Terumo Agreement were $3.5 million. The estimated total costs associated with the Terumo Agreement through completion as of March 31, 2025, were approximately similar as compared to the estimates as of December 31, 2024.

Product Revenue

Product revenue decreased by $26,000, or approximately 19%, to $110,000 in the three months ended March 31, 2026 from $136,000 for the three months ended March 31, 2025.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was due to a decrease in the purchase volume. There were no changes to the per unit sale price in either period between the periods presented.

Cost of Product Revenue

Cost of product revenue decreased by $12,000, or approximately 27%, to $32,000 in the three months ended March 31, 2026 from $44,000 for the three months ended March 31, 2025. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Personnel and consulting costs	$8,077	$6,002
Non-clinical development costs	4,130	4,538
Clinical development costs	3,574	2,942
Total research and development expenses	$15,781	$13,482

Research and development expenses increased by $2.3 million, or approximately 17%, to $15.8 million for the three months ended March 31, 2026 from $13.5 million for the three months ended March 31, 2025. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT Trial and to advance Virtue SAB into the Virtue Trial. The increase included an increase in personnel-related expenses of $2.1 million due to increased headcount and consulting costs, an increase of $632,000 in clinical development costs, partially offset by a decrease of $408,000 in non-clinical development costs associated with research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $3.5 million for the three months ended March 31, 2025 related to the Terumo Agreement, which was terminated in October 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $110,000, or approximately 2%, to $6.4 million for the three months ended March 31, 2026, from $6.3 million of expense for the three months ended March 31, 2025. The increase primarily resulted from an increase of $168,000 in accounting, finance, and legal expenses partially offset by a decrease of $85,000 in stock-based compensation.

Interest (Expense) Income, Net

Interest (expense) income, net, decreased by $1.0 million, or approximately 595%, to $821,000 of interest expense for the three months ended March 31, 2026, from $166,000 of income for the three months ended March 31, 2025. The net interest expense in the 2026 period consisted primarily of monthly interest expense resulting from the 2024 LSA and the Royalty Purchase Agreement partially offset by interest earned from marketable securities. The net interest income in the 2025 period consisted primarily of interest earned from marketable securities partially offset by monthly interest expense resulting from the 2024 LSA.

Change in the fair value of derivative liability

The derivative liability of the Series A Preferred Stock was remeasured to a fair value of $2.8 million as of March 31, 2026. We recognized a loss of $35,000 for the three months ended March 31, 2026, primarily driven by an increase in our stock price compared to the measurement at December 31, 2025.

Gain on Sale of Strategic Investments

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. In connection with the closing of the transaction, we can receive up to approximately $10.7 million of proceeds in 2026 associated with the transaction. In January, we received the initial upfront payment of $4.7 million and the remainder may be received in 2026 based on the achievement of a milestone. For the three months ended March 31, 2026, we recognized a gain on the sale of strategic investments of $2.2 million.

Liquidity and Capital Resources

Overview

From inception through March 31, 2026, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $20.7 million and $18.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $383.3 million. We have funded our operations primarily through the issuance of our common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, the prior Terumo Agreement and the Termination and ROFR Agreement, borrowings under debt arrangements, the sale of future revenues, sale of strategic investments, and, to a lesser extent, revenue from FreeHold products. On January 9, 2026, Haemonetics closed on an acquisition of Vivasure in which we can receive up to $10.7 million of proceeds in 2026 made up of approximately $4.7 million received upfront and approximately $6.0 million in a first milestone payment expected later this year. As of March 31, 2026, we have raised a cumulative $367.2 million in gross proceeds. We had $94.4 million in cash and cash equivalents and marketable securities at March 31, 2026, comprised of $28.4 million in cash and cash equivalents and $66.0 million in marketable securities. Cash and cash equivalents consisted primarily of bank deposits and money market funds while short-term marketable securities consisted primarily of our investments in corporate debt securities. On May 1, 2026, we received $20.0 million pursuant to the Medtronic Loan Agreement and an additional $15.0 million from Ligand pursuant to the Royalty Purchase Agreement.

Funding Requirements

We intend to prioritize spending on our two flagship product candidates and expect operating expenses to increase accordingly as we focus on continued execution of the BACKBEAT Trial for AVIM Therapy and ramp up execution of the initiated Virtue Trial for Virtue SAB. The additional investment will primarily support clinical study costs as well as other research and development activities.

Based on internally prepared budget estimates that reflect our operating priorities, we anticipate that our cash and cash equivalents, marketable securities, proceeds received subsequent to March 31, 2026 but prior to the filing of this Quarterly Report on Form 10-Q, are sufficient to fund our operations into the fourth quarter of 2027. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including the issuance of new equity, and/or other financing structures. In this regard, as of the date of this Quarterly Report on Form 10-Q, we may sell up to $92.4 million of shares of our common stock under the sales agreement (the “Sales Agreement”) we entered into with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time through TD Cowen, shares of our common stock by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.

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

Pursuant to, among other things, contractual obligations entered into in connection with the Business Combination, we have registered the resale of approximately 18.6 million shares of our common stock pursuant to a registration statement filed with the SEC, which became effective on May 9, 2024 (the “Resale Registration Statement”). The sale of our common stock pursuant to the Resale Registration Statement may result in a decline in the value of our common stock, which may make it more difficult and more dilutive to the existing holders of our common stock to raise funds from the sale of our equity securities.

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(22,168)	$(16,616)
Net cash provided by investing activities	10,318	12,999
Net cash provided by (used in) financing activities	5,527	(296)
Net decrease in cash and cash equivalents	$(6,323)	$(3,913)

Comparison of the Three Months Ended March 31, 2026 and 2025

Net Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $22.2 million and primarily consisted of our net loss of $20.7 million and changes in net operating assets and liabilities of $3.7 million, partially offset by non-cash charges of $2.2 million. Our non-cash charges primarily consisted of stock-based compensation of $2.9 million and non-cash interest expense on liability related to the Royalty Purchase Agreement of $1.3 million, partially offset by the gain on the sale of strategic investments of $2.2 million. The net change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other liabilities of $3.1 million and prepaid expenses and other assets of $477,000.

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

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $10.3 million, which primarily consisted of the sale of $18.9 million of marketable securities and the sale of strategic investments of $4.7 million partially offset by the purchase of $13.1 million of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2025 was $13.0 million, which primarily consisted of the sale of $16.0 million of marketable securities, partially offset by the purchase of $2.9 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $5.5 million, which primarily consisted of $5.9 million of proceeds from proceeds from the sale of our common stock pursuant to the Sales Agreement, partially offset by $354,000 used to settle taxes associated with restricted stock vesting.

Net cash provided by financing activities of $296,000 for the three months ended March 31, 2025 was primarily due to $387,000 used to settle taxes associated with restricted stock vesting, partially offset by proceeds of $91,000 related to the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2026 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,657	$896	$761	$—	$—
Debt, principal and interest(1)	18,873	1,445	17,428	—	—
Total	$20,530	$2,341	$18,189	$—	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules, as amended. The 2024 LSA will mature in November 2028. Refer to Note 14 to the Consolidated Financial Statements for additional information.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including estimates related to the total costs expected to be incurred though the completion of the combined performance obligation of the Terumo Agreement (prior to its termination in October 2025, effective interest expense related to the Royalty Purchase Agreement, research and development prepayments, accruals and related expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. There have been no material changes to our critical accounting policies during the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 – “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a smaller reporting company, we will continue to not be required to comply with the auditor attestation requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 as long as (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million as of the last business day of the second quarter of such fiscal year. We may also take advantage of certain reduced disclosure requirements as a smaller reporting company, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii)(a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million as of the last business day of the second quarter of such fiscal year.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in the 2025 10-K. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2023).
3.2

Certificate of Designation of Series A Convertible Preferred Stock, dated November 6, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025)

3.3	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
10.1+˄†	First Amendment to Loan and Security Agreement by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., dated as of December 30, 2024.
10.2+˄†	Third Amendment to Loan and Security Agreement by and among the Company and certain of its subsidiaries, the lenders named therein and Hercules Capital, Inc., dated as of April 6, 2026.
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: May 12, 2026	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)