Form 10-Q
period 2026-06-30
Orchestra BioMed Holdings, Inc.
filed 2026-08-10
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 60,105,049 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under our current debt financing arrangements;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities, including, among other things, the dates by which we expect to complete enrollment of our BACKBEAT Global Pivotal Trial and our Virtue Trial;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;

ii

●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our name recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,472	$34,690
Marketable securities	89,491	71,822
Accounts receivable, net	51	95
Inventory	250	310
Prepaid expenses and other current assets	977	994
Total current assets	111,241	107,911
Property and equipment, net	2,045	1,715
Right-of-use assets	1,171	1,496
Strategic investments	—	2,495
Deposits and other assets	1,243	1,240
TOTAL ASSETS	$115,700	$114,857

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,132	$6,095
Accrued expenses and other liabilities	6,531	9,890
Operating lease liability, current portion	808	751
Total current liabilities	13,471	16,736
Royalty purchase agreement	34,593	16,482
Note payable	20,442	—
Loan payable	14,397	14,268
Derivative liability	2,460	2,749
Operating lease liability, less current portion	520	936
Other long-term liabilities	397	308
TOTAL LIABILITIES	86,280	51,479

Series A Preferred Stock, $0.0001 par value per share; 200,000 issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $20,000	10,097	9,808

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 60,105,049 and 57,032,963 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	6	6
Additional paid-in capital	426,423	416,083
Accumulated other comprehensive (loss) income	(81)	60
Accumulated deficit	(407,025)	(362,579)
TOTAL STOCKHOLDERS’ EQUITY	19,323	53,570
TOTAL LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$115,700	$114,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Partnership revenue	$—	$667	$—	$1,399
Product revenue	88	169	198	305
Total revenue	88	836	198	1,704
Expenses:
Cost of product revenues	25	46	57	90
Research and development	16,590	13,853	32,371	27,335
Selling, general and administrative	5,829	6,264	12,202	12,527
Total expenses	22,444	20,163	44,630	39,952
Loss from operations	(22,356)	(19,327)	(44,432)	(38,248)
Other (expense) income:
Interest (expense) income, net	(1,768)	(36)	(2,589)	130
Change in the fair value of derivative liability	324	—	289	—
Gain on sale of strategic investments	45	—	2,286	—
Total other (expense) income	(1,399)	(36)	(14)	130
Net loss	$(23,755)	$(19,363)	(44,446)	(38,118)
Adjustment to carrying value of Series A Preferred Stock	(324)	—	(289)	—
Net loss attributable to common stockholders	$(24,079)	$(19,363)	$(44,735)	$(38,118)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.38)	$(0.50)	$(0.72)	$(0.99)
Weighted-average shares used in computing net loss attributable to common stockholders per share, basic and diluted	63,812,098	38,392,716	62,019,963	38,314,936
Comprehensive loss
Net loss	$(23,755)	$(19,363)	$(44,446)	$(38,118)
Unrealized loss on marketable securities	(41)	(21)	(141)	(36)
Comprehensive loss	$(23,796)	$(19,384)	$(44,587)	$(38,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 1, 2026	57,032,963	$6	$416,083	$60	$(362,579)	$53,570
At-the-Market offering, net of issuance costs of $150	1,451,439	—	5,855	—	—	5,855
Unrealized loss on marketable securities	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	2,851	—	—	2,851
Restricted stock unit vesting	140,035	—	(354)	—	—	(354)
Exercise of stock options	6,278	—	26	—	—	26
Adjustment to carrying value of Series A Preferred Stock	—	—	35	—	—	35
Net loss	—	—	—	—	(20,691)	(20,691)
Balance, March 31, 2026	58,630,715	$6	$424,496	$(40)	$(383,270)	$41,192
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Stock-based compensation	—	—	2,505	—	—	2,505
Restricted stock unit vesting	222,084	—	(262)	—	—	(262)
Exercise of stock options	2,250	—	8	—	—	8
Exercise of pre-funded warrants	1,250,000	—	—	—	—	—
Adjustment to carrying value of Series A Preferred Stock	—	—	(324)	—	—	(324)
Net loss	—	—	—	—	(23,755)	(23,755)
Balance, June 30, 2026	60,105,049	$6	$426,423	$(81)	$(407,025)	$19,323

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	38,194,442	$4	$342,780	$52	$(309,878)	$32,958
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,965	—	—	2,965
Restricted stock unit vesting	95,958	—	(387)	—	—	(387)
Exercise of stock options	22,112	—	91	—	—	91
Net loss	—	—	—	—	(18,755)	(18,755)
Balance, March 31, 2025	38,312,512	$4	$345,449	$37	$(328,633)	$16,857
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	3,250	—	—	3,250
Restricted stock unit vesting	331,041	—	(428)	—	—	(428)
Net loss	—	—	—	—	(19,363)	(19,363)
Balance, June 30, 2025	38,643,553	$4	$348,271	$16	$(347,996)	$295

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,446)	$(38,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	164
Stock-based compensation	5,356	6,215
Non-cash interest expense on liability related to the royalty purchase agreement	3,111	—
Accrued interest expense on liability related to the note payable	442	—
Gain on sale of strategic investments	(2,286)	—
Accretion and interest related to marketable securities	(476)	(161)
Non-cash lease expense	325	297
Change in the fair value of derivative liability	(289)	—
Amortization of deferred financing fees	129	92
Changes in operating assets and liabilities:
Accounts receivable	44	9
Inventory	60	(11)
Prepaid expenses and other assets	14	148
Accounts payable, accrued expenses and other liabilities	(3,311)	888
Operating lease liabilities – current and non-current	(359)	(267)
Deferred revenue	—	(1,399)
Net cash used in operating activities	(41,500)	(32,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(438)	(146)
Sales of marketable securities	38,791	32,403
Purchases of marketable securities	(56,125)	(2,902)
Sale of strategic investments	4,781	—
Net cash (used in) provided by investing activities	(12,991)	29,355
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the royalty purchase agreement	15,000	—
Proceeds from Medtronic term loan	20,000	—
Proceeds from At-The-Market offering, net of issuance costs	5,855	—
Proceeds from exercise of stock options	34	91
Restricted stock units withheld for tax	(616)	(815)
Net cash provided by (used in) financing activities	40,273	(724)
Net decrease in cash and cash equivalents	(14,218)	(3,512)
Cash and cash equivalents, beginning of the period	34,690	22,261
Cash and cash equivalents, end of the period	$20,472	$18,749

Supplemental Disclosures of Cash Flow Information
Cash paid during the six months ended June 30:
Interest	$720	$722
Supplemental disclosure of noncash activities
Non-cash investing activities:
Purchases of Property & equipment within accounts payable, accrued expenses and other liabilities	$78	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing partnerships with leading medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s two flagship product candidates are Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide, and Virtue® Sirolimus AngioInfusion™ Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

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

Orchestra BioMed, Inc. was incorporated in Delaware in January 2017 and was formed to acquire operating and other assets as well as to raise capital conducted through private placements. In May 2018, Orchestra BioMed, Inc. concurrently completed its formation mergers with Caliber Therapeutics, Inc., a Delaware corporation, BackBeat Medical, Inc., a Delaware Corporation, and FreeHold Surgical, Inc., a Delaware corporation. Orchestra BioMed, Inc. completed the conversions of BackBeat Medical, Inc. to BackBeat Medical, LLC, a Delaware limited liability company (“BackBeat”), of FreeHold Surgical, Inc. to FreeHold Surgical, LLC, a Delaware limited liability company (“FreeHold”), and of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC, a Delaware limited liability company (“Caliber”) in 2019.

Caliber

Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product candidate Virtue SAB in 2008. Virtue SAB is a patented drug/device combination product candidate for the treatment of artery disease that delivers a proprietary extended release formulation of sirolimus called SirolimusEFR™ to the vessel wall during balloon angioplasty without any coating on the balloon surface or the need to leave a permanent implant such as a stent in the artery.

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product candidate AVIM Therapy that same year. AVIM Therapy is a patented, cardiac pacing therapy for HTN that can be delivered as firmware on a standard dual-chamber pacemaker and is designed to immediately, substantially and sustainably lower blood pressure while simultaneously modulating the autonomic nervous system. Refer to Note 3 – “Medtronic Agreement” for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Orchestra BioMed, Inc., BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement”) and as amended pursuant to the Medtronic Agreement Amendment (as defined below), the “Amended Medtronic Agreement”).

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally-invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visualization and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. Operating results and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 together with the related notes thereto.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of June 30, 2026, the Company had an accumulated deficit of $407.0 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of June 30, 2026, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital through the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions and on the progress of the Company’s research and development programs.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Areas where significant estimates exist include, but are not limited to, research and development costs incurred, effective interest expense related to the Royalty Purchase Agreement (as defined below) (see Note 13 – “Royalty Purchase Agreement” for additional information), effective interest expense related to the Medtronic Loan Agreement (as defined below) (see Note 14 – “Debt Financing” for additional information), and the fair value of the derivative liability related to the Company’s Series A Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) (see Note 8 – “Derivative Liability” for additional information).

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

As of December 31, 2025, the Company’s strategic investments consisted of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure did not have readily determinable fair values and were recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure were not readily marketable, the Company categorized the investments as non-current assets. As of December 31, 2025, the carrying value of the investments in Vivasure was $2.5 million. On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. As a result, the Company recognized a gain of $2.3 million on the sale of strategic investments during the six months ended June 30, 2026 (see Note 5 – “Marketable Securities and Strategic Investments” for additional information).

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of June 30, 2026 and December 31, 2025, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of June 30, 2026 and December 31, 2025, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Partnership Revenues

Previously, the Company’s partnership revenues have related to the Terumo Agreement (as defined below), which was terminated pursuant to a termination and right of first refusal agreement on October 24, 2025 (the “Termination and ROFR Agreement”). In future periods, partnership revenues may also include revenues related to the Amended Medtronic Agreement as discussed in Note 3 – “Medtronic Agreement”.

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

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At June 30, 2026 and December 31, 2025, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and six months ended June 30, 2026, the Company made $127,000 and $291,000, respectively, in contributions under this safe harbor 401(k) Plan. During three and six months ended June 30, 2025, the Company made $119,000 and $239,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

3. Medtronic Agreement

In June 2022, Orchestra BioMed, Inc., BackBeat and Medtronic entered into the Medtronic Agreement for the development and commercialization of AVIM Therapy for the treatment of pacemaker-indicated patients with uncontrolled HTN despite the use of anti-hypertensive medications (the “Primary Field”). Under the terms of the Medtronic Agreement, the Company is sponsoring an ongoing multinational pivotal study, to support regulatory approval of AVIM Therapy in the Primary Field and is financially responsible for development, clinical and regulatory costs associated with this pivotal study. AVIM Therapy has been integrated into the Medtronic top-of-the-line, commercially available dual-chamber pacemaker system specifically for use in the pivotal trial, and Medtronic is providing development, clinical and regulatory resources in support of the pivotal trial, for which the Company is reimbursing Medtronic at cost.

Under the terms of the Medtronic Agreement, as amended pursuant to the Medtronic Agreement Amendment, Medtronic will have exclusive rights to commercialize AVIM-enabled pacing systems globally following receipt of regulatory approval. Medtronic would be entirely responsible for global commercialization following receipt of regulatory approvals, including manufacturing, sales, marketing and distribution costs.

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

The Company assessed whether the Amended Medtronic Agreement fell within the scope of ASC 808 and concluded that the Amended Medtronic Agreement is a collaboration within the scope of ASC 808. In addition, the Company determined that Medtronic is a customer for a good or service that is a distinct unit of account, and therefore, the transactions in the Amended Medtronic Agreement should be accounted for under ASC 606.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Amended Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and six months ended June 30, 2026, the Company incurred approximately $2.8 million and $5.4 million, respectively, of research and development costs related to these reimbursements pursuant to the Amended Medtronic Agreement, of which $4.5 million is included within accounts payable and accrued expenses in the Company’s June 30, 2026 condensed consolidated balance sheet. During the three and six months ended June 30, 2025, the Company incurred approximately $4.0 million and $7.4 million, respectively, of research and development costs related to these reimbursements pursuant to the Amended Medtronic Agreement.

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

Through June 30, 2026, there have been no amounts recognized as revenue under the Amended Medtronic Agreement.

4. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$15,549	$—	$—	$15,549
Corporate and government debt securities (included in Marketable securities)	—	89,491	—	89,491
Total assets	$15,549	$89,491	$—	$105,040

Liabilities
Derivative liability (Note 8)	—	—	2,460	2,460
Total liabilities	$—	$—	$2,460	$2,460

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$12,789	$—	$—	$12,789
Corporate and government debt securities (included in Marketable securities)	—	71,822	—	71,822
Total assets	$12,789	$71,822	$—	$84,611

Liabilities
Derivative liability (Note 8)	—	—	2,749	2,749
Total liabilities	$—	$—	$2,749	$2,749

The Level 2 assets consist of corporate and government debt securities which are valued using market observable inputs, including the current interest rate and other characteristics for similar types of investments, whose fair value may not represent actual transactions of identical securities. There were no transfers between Levels 1, 2 or 3 for the periods presented.

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

5. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$78,375	$4	$(74)	$78,305
Government debt securities	11,197	—	(11)	11,186
Total	$89,572	$4	$(85)	$89,491

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$69,308	$60	$(2)	$69,366
Government debt securities	2,454	2	—	2,456
Total	$71,762	$62	$(2)	$71,822

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of June 30, 2026, $7.1 million of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company’s long-term strategic investments as of December 31, 2025 represented investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the six months ended June 30, 2025 related to these investments.

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. Vivasure was a strategic investment of the Company prior to its acquisition. In connection with the closing of the transaction, the Company is eligible to receive up to approximately $10.7 million of proceeds in 2026 associated with the transaction. During the six months ended June 30, 2026, the Company received proceeds of $4.8 million and the remainder may be received in 2026 based on the achievement of a milestone. For the six months ended June 30, 2026, the Company recognized a gain on the sale of strategic investments of $2.3 million. The Company may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Equipment	$3,232	$2,743
Office furniture	459	444
Leasehold improvements	171	159
Property and equipment, gross	3,862	3,346
Less accumulated depreciation and amortization	(1,817)	(1,631)
Total Property and equipment, net	$2,045	$1,715

As of June 30, 2026, $703,000 of equipment is not yet in service and has not yet commenced depreciation.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Clinical trial accruals	$3,087	$4,151
Accrued compensation	1,944	4,160
Other accrued expenses	1,500	1,579
Total Accrued expenses and other liabilities	$6,531	$9,890

7. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2026 and December 31, 2025, 200,000 shares of preferred stock were outstanding.

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

A roll-forward of the Series A Preferred Stock activity is presented below for the six months ended June 30, 2026 (in thousands):

Beginning balance, January 1, 2026	$9,808
Adjustment to carrying value of Series A Preferred Stock	289
Ending balance, June 30, 2026	$10,097

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

During the six months ended June 30, 2026, the Company sold 1,451,439 shares of Common Stock under the Sales Agreement resulting in aggregate gross proceeds to the Company of approximately $6.0 million and net proceeds to the Company of approximately $5.9 million. As of June 30, 2026, the Company had up to $92.4 million of Common Stock available to sell under the Sales Agreement.

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

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2026 (in thousands):

June 30, 2026
Beginning balance, January 1, 2026	$2,749
Change in the fair value of derivative liability	(289)
Ending balance, June 30, 2026	$2,460

The option pricing valuation used to determine the fair value, used the following assumptions:

	June 30, 2026	December 31, 2025
Expected term (in years)	1.50	2.00
Expected volatility	84%	80%
Risk-free interest rate	3.98%	3.41%
Expected dividend yield	0%	0%
Market discount rate	22.35%	14.79%
Fair value of common stock	4.32	4.15

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

9. Warrants

The Company evaluates its outstanding warrants to determine if the instruments qualify for equity or liability classification.

Summarized Outstanding Warrants

The following table summarizes outstanding warrants to purchase shares of Common Stock as of June 30, 2026 and December 31, 2025:

	Number of Shares			Remaining
	June 30,	December 31,	Exercise	Term in
	2026	2025	Price	Years
Equity-classified Warrants
Pre-Funded Warrants(1)	3,886,331	5,136,363	$0.0001	N/A
Ligand Warrant (Note 13)	2,000,000	2,000,000	$3.67	9.09
Orchestra BioMed, Inc. Warrants(2)	507,841	507,841	$1.08 – $30.11	0.93 – 2.07
Hercules Warrants (Note 14)	167,598	167,598	$3.58	5.36
Avenue Warrants	27,707	27,707	$7.67	2.27
Non-employee Warrants (Note 10)	60,000	60,000	$4.69	3.67
Private Warrants Held by Sponsor(3)	750,000	750,000	$11.50	6.58
Officer and Director Warrants(4)	635,000	635,000	$11.50	6.58
Total Outstanding	8,034,477	9,284,509

(1)	In August 2025, the Company received $2.7499 per the Pre-Funded Warrant issued, or $14.1 million in aggregate proceeds. Each Pre-Funded Warrant may be exercised for $0.0001 per Pre-Funded Warrant. During the six months ended June 30, 2026, 1,250,032 Pre-Funded Warrants were exercised in a cashless transaction.
(2)	Represents warrants initially issued by Orchestra BioMed, Inc., which converted into warrants to acquire Common Stock in connection with the Business Combination (the “Orchestra BioMed, Inc. Warrants”).
(3)	The Sponsor purchased 1,500,000 warrants to purchase shares of HSAC2 in a private placement upon consummation of the HSAC2 initial public offering (the “Private Warrants”), 750,000 of which were forfeited by the Sponsor immediately prior to the closing of the Business Combination (the “Sponsor Forfeiture”).
(4)	Pursuant to the terms of the Business Combination, immediately following the Sponsor Forfeiture and prior to the closing of the Business Combination, HSAC2 issued 750,000 warrants to purchase Common Stock to eleven specified employees and directors of Orchestra (the “Officer and Director Warrants”). These Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except they were subject to vesting provisions that expired in January 2026. There are fewer than 750,000 Officer and Director Warrants outstanding currently due to forfeitures by persons that resigned from the Company prior to the vesting of the Officer and Director Warrants.

10. Stock-Based Compensation

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

On January 26, 2023, the Company adopted the Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of June 30, 2026, approximately 424,000 shares of Common Stock were authorized for issuance pursuant to awards under the 2023 Plan. The pool of available shares is automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year. Employees, consultants, and directors are eligible for awards granted under the 2023 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan

In November 2025, the Company's Board of Directors adopted the 2025 New Hire Inducement Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 950,000 shares of Common Stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). During the six months ended June 30, 2026, the Company granted inducement equity awards to 14 new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 205,500 shares of the Common Stock. As of June 30, 2026, there were approximately 616,000 shares remaining available for future issuance under the Inducement Plan.

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$637	$666	$1,131	$1,273
Selling, general and administrative	411	692	783	1,331
Total stock-based compensation	$1,048	$1,358	$1,914	$2,604

As of June 30, 2026, there was approximately $9.7 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.9 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$490	$528	$1,126	$993
Selling, general and administrative	967	1,036	2,245	1,986
Total stock-based compensation	$1,457	$1,564	$3,371	$2,979

As of June 30, 2026, there was approximately $9.9 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.3 years.

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

Total stock-based compensation related to warrants was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$—	$121	$32	$241
Selling, general and administrative	—	207	39	391
Total stock-based compensation	$—	$328	$71	$632

As of June 30, 2026, the stock-based compensation expense associated with the warrants noted above is fully recognized.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2023 Plan and the Inducement Plan:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Term (years)	Value (000s)
Outstanding at January 1, 2026	7,199,571	$6.23	7.08	$1,963
Granted	1,602,434	3.85	—	—
Exercised	(8,528)	3.72	—	6
Forfeited/canceled	(308,656)	6.03	—	—
Outstanding June 30, 2026	8,484,821	$5.79	7.22	$2,936
Exercisable at June 30, 2026	4,969,536	$7.00	5.96	$708

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $3.27 and $2.18 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the 2023 Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2026	2,300,651	$3.95
Granted	1,721,631	3.83
Vested	(504,056)	6.45
Forfeited/canceled	—	—
Outstanding June 30, 2026	3,518,226	$3.55

No performance-based restricted stock awards or units were granted during the six months ended June 30, 2026. The fair value of restricted stock units vested during the three and six months ended June 30, 2026 was $1.7 million and $3.2 million, respectively.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term (in years)	6.17	6.08
Expected volatility	111%	80%
Risk-free interest rate	3.88%	3.92%
Expected dividend yield	0%	0%
Fair value of common stock	3.27	3.06

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

Operating cash flow supplemental information for the six months ended June 30, 2026:

Cash paid for amounts included in the present value of operating lease liabilities was $524,000 during the six months ended June 30, 2026 compared to $503,000 during the six months ended June 30, 2025.

As of June 30, 2026:
Weighted average remaining lease term – operating leases, in years	1.65
Weighted average discount rate – operating leases	9.92%

Operating Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Fixed operating expense	$157	$274	$401	$533
Short-term lease expense	45	73	88	132
Variable lease expense	38	19	59	50
	$240	$366	$548	$715

Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of June 30, 2026:

Operating
Leases
Year ending December 31:	(in thousands)
2026 (remaining six months)	$447
2027	829
2028	159
2029	—
2030	—
Thereafter	—
Total future minimum lease payments	$1,435
Imputed interest	(107)
Total liability	$1,328

12. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the year ended December 31, 2025:

As part of the Public Offering, on August 4, 2025, (i) entities associated with RTW Investments, LP (collectively, “RTW”), which beneficially owned approximately 21% of the Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 3,636,363 shares of Common Stock and (ii) Perceptive Life Sciences Master Fund, Ltd, which beneficially owned approximately 12% of the Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 1,500,000 shares of Common Stock. During the six months ended June 30, 2026, RTW exercised 1,250,032 Pre-Funded Warrants on a cashless basis and received 1,250,000 shares of Common Stock.

In addition, transactions between the Company and Medtronic are disclosed in both Note 3 – “Medtronic Agreement” and Note 14 – “Debt Financing.”

The Company had no other transactions or balances with current related parties during the six months ended June 30, 2026.

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

Pursuant to the Royalty Purchase Agreement, the Investment Amount was received in two tranches: (i) $20.0 million was received on August 4, 2025 and (ii) $15.0 million was received on May 1, 2026 (the “Second Installment”). In repayment of the Investment Amount, the Company will remit 17.0% of revenues related to the Products until an annual total of $17.0 million has been remitted to Ligand, thereafter the Company will remit (a) 4.0% of revenues related to the Primary Product in the field of HTN treatment and (b) 4.0% of revenues related to the Secondary Product in the field of coronary artery treatment. Under the terms of the Royalty Purchase Agreement, the percentages will incrementally increase from 17.0% and 4.0% up to 20.0% and 7.0%, respectively, if the Company does not achieve certain enrollment milestones relating to the BACKBEAT clinical study through January 1, 2027.

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

In connection with the sale of the Royalty Interest, and pursuant to the terms of the Royalty Purchase Agreement, on August 4, 2025, the Company issued to Ligand a warrant (the “Ligand Warrant”) to purchase up to 2,000,000 shares of the Common Stock (the “Ligand Warrant Shares”), at an exercise price equal to $3.67 per share. The exercise price of the Ligand Warrant and the number of Ligand Warrant Shares issuable upon exercise of the Ligand Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. Pursuant to the terms of the Ligand Warrant, the Ligand Warrant Shares vested and became exercisable as follows: (i) 1,142,857 of the Ligand Warrant Shares (the “First Tranche”) vested upon issuance; and (ii) 857,143 of the Ligand Warrant Shares vested on the date of payment of the Second Installment. The Ligand Warrant is exercisable for ten years from the date of issuance.

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

The Company’s estimate of interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 21.2% as of June 30, 2026 and 23.1% as of December 31, 2025. This estimate contains significant assumptions that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the condensed consolidated statements of operations and comprehensive loss. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by the Company to Ligand and, correspondingly, the amount of interest expense recorded by the Company.

The following table shows the activity of the Royalty Purchase Agreement for the six months ended June 30, 2026 (in thousands):

June 30,
2026
Beginning balance, January 1, 2026	$16,482
Proceeds from the royalty purchase agreement	15,000
Non-cash interest expense on liability	3,111
Ending balance, June 30, 2026	$34,593

14. Debt Financing

2025 Medtronic Loan Agreement

On July 31, 2025, the Company and its wholly-owned subsidiaries, Orchestra BioMed, Inc. and BackBeat, entered into a Loan Agreement with Medtronic (the “Medtronic Loan Agreement”), pursuant to which Medtronic agreed to extend a convertible loan to the Company in the aggregate original principal amount of $20.0 million (the “Medtronic Loan”). The Medtronic Loan is evidenced by a secured subordinated convertible promissory note (the “Medtronic Note”) issued by the Company. The issuance of the Medtronic Note to Medtronic and the funding of the Medtronic Loan occurred on May 1, 2026 pursuant to the conditions described in the Medtronic Loan Agreement.

The Medtronic Note accrues simple interest at a rate of 11% per annum provided that no interest payments will be paid or due until the April 27, 2031 (the “Maturity Date”). The Medtronic Note does not allow for prepayment without the prior consent of Medtronic. Unless earlier converted, or redeemed, the Medtronic Note will mature on the Maturity Date. In addition, the payment or other satisfaction of the obligations set forth in the Medtronic Loan Agreement are subordinate in right of payment to the prior payment in full of the senior obligations. The obligations arising under the Medtronic Loan Agreement and the Medtronic Note are secured by security interests in, and pledges over, the Company’s assets, subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications.

The principal balance of the Medtronic Note, together with all accrued and unpaid interest thereon (collectively, the “Balance”) will automatically convert into a revenue share (the “Revenue Share Credit”), if FDA approval of a Medtronic device incorporating AVIM Therapy is achieved prior to the Maturity Date. Upon conversion of the then outstanding Balance the Company shall pay to Medtronic the Revenue Share Credit, which shall equal 15% of the revenue share amounts that the Company receives under the Amended Medtronic Agreement, until such time as the total Revenue Share Credit payments equal $40.0 million.

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

The Company recognizes interest expense using the effective interest method over the estimated term of the arrangement. The effective interest rate is based on the Company’s estimate of the timing and amount of future payments expected to be made under the arrangement. The total interest expense associated with the Medtronic Note resulted in an effective interest rate of 13.2% as of June 30, 2026. The Company will periodically assess the estimated amounts due and payable to Medtronic and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the condensed consolidated statements of operations and comprehensive loss.

The obligations under the Medtronic Loan as of June 30, 2026 consisted of the following (in thousands):

June 30,
2026
Beginning balance, January 1, 2026	$—
Proceeds from note payable	20,000
Accrued interest expense on liability	442
Ending balance, June 30, 2026	$20,442

 The following table shows the amount of principal payments due pursuant to the Medtronic Loan by year:

Principal
Payments
Year ending December 31:	(in thousands)
2026 (remaining six months)	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	20,000
Total	$20,000

Total interest expense recorded on this facility during the three and six months ended June 30, 2026 was approximately $442,000. No interest expense was recorded on this facility during the three and six months ended June 30, 2025.

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

 The following table shows the amount of principal payments due pursuant to the Term Loans by year:

Principal
Payments
Year ending December 31:	(in thousands)
2026 (remaining six months)	$—
2027	—
2028	15,000
2029	—
Total	$15,000

Total interest expense recorded on these facilities during the three and six months ended June 30, 2026 was approximately $485,000 and $965,000, respectively. Total interest expense recorded on these facilities during the three and six months ended June 30, 2025 was approximately $466,000 and $928,000, respectively.

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

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Partnership revenue	$—	$667	$—	$1,399
Product revenue	88	169	198	305
Expenses:
Cost of product revenues	25	46	57	90
Non-clinical development costs	3,379	4,607	7,429	9,072
Clinical development costs	4,960	2,633	8,534	5,575
Personnel and consulting costs	8,823	7,002	17,611	13,666
Stock-based compensation	2,505	3,250	5,356	6,215
Depreciation and amortization expense	96	81	186	164
Other segment expenses(1)	2,287	2,544	2,882	5,170
Interest expense (income), net	1,768	36	2,589	(130)
Net loss	$(23,755)	$(19,363)	$(44,446)	$(38,118)
(1)	Other segment expenses primarily include the gain on the sale of strategic investments as well as general and administrative costs not presented in other line items.

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2026 and June 30, 2025, as their effect is anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Stock options	8,484,821	6,963,765
Common stock warrants	4,148,146	2,057,812
Unvested restricted stock units	3,518,226	2,151,535
Series A Preferred Stock	1,666,666	—
Forfeitable Shares	500,000	500,000
Earnout Consideration	4,000,000	4,000,000
Total	22,317,859	15,673,112

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

AVIM Therapy is a bioelectronic treatment for hypertension (“HTN”), the leading risk factor for death worldwide, and is designed to be delivered by a pacemaker and achieve immediate, substantial and sustained reductions in blood pressure in patients with hypertensive heart disease. We have an exclusive license and collaboration agreement with Medtronic Inc. (an affiliate of Medtronic plc) (“Medtronic”), one of the largest medical device companies in the world and the global leader in cardiac pacing therapies, for the development and commercialization of AVIM Therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker. We are actively conducting a double-blind, randomized, global pivotal trial (the “BACKBEAT Trial”), enrolling 284 evaluable randomized patients with uncontrolled HTN who are indicated for a dual-chamber pacemaker, with enrollment currently targeted to be completed by the end of the third quarter of 2026. Assuming primary endpoints are met, we and Medtronic intend to submit primary endpoint data as a late-breaking clinical trial presentation at a major cardiovascular conference in the second quarter of 2027, followed by marketing application submissions to the FDA and global regulatory agencies. AVIM Therapy has received FDA Breakthrough Device Designations (“BDDs”) for the pacemaker indicated group studied in the BACKBEAT Trial and an estimated 7.7 million total patients in the U.S. with uncontrolled hypertension despite medical therapy and increased cardiovascular risk.

Virtue SAB is a highly differentiated, first-of-its-kind non-coated drug delivery angioplasty system designed to deliver a large liquid dose of our proprietary extended-release formulation of sirolimus, SirolimusEFR™, for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. Virtue SAB has been granted BDD by the FDA for the treatment of coronary in-stent restenosis, coronary small vessel disease and below-the-knee peripheral artery disease, in each case, within specified parameters. We have initiated patient enrollments in the Virtue SAB in the Treatment of Coronary In-Stent Restenosis (“ISR”) Trial (the “Virtue Trial”) for our U.S. investigational device exemption (“IDE”) pivotal study randomizing Virtue SAB versus Boston Scientific Corporation’s AGENT™ drug-coated balloon. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients in the United States with enrollment completion currently planned for 2027. We cannot provide assurance that we will be able to complete enrollment of the BACKBEAT Trial or the Virtue Trial in the timeframes we anticipate.

Since Orchestra BioMed, Inc.’s inception, we have devoted the substantial majority of our resources to research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of our common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, our prior Terumo Agreement (as defined below) and the Termination and ROFR Agreement (as defined below), borrowings under debt arrangements, the sale of future revenues, sale of strategic investments, and, to a lesser extent, product revenue from our subsidiary, FreeHold Surgical, LLC. (“FreeHold”). We had $110.0 million in cash and cash equivalents and marketable securities at June 30, 2026, comprised of $20.5 million in cash and cash equivalents and $89.5 million in marketable securities. We have incurred net losses each year since inception. Our net losses were $44.4 million and $38.1 million for the six months ended June 30, 2026 and 2025, respectively. We expect to continue to incur significant losses for the foreseeable future. As of June 30, 2026, we had an accumulated deficit of $407.0 million.

Orchestra BioMed, Inc., our wholly owned subsidiary, was incorporated in Delaware in 2017 and completed a recapitalization and mergers with Caliber Therapeutics, Inc., a Delaware corporation that has, among other things, the rights to the Virtue SAB product candidate and BackBeat Medical, Inc., (“BackBeat”) a Delaware Corporation that has, among other things, the rights to the AVIM Therapy product candidate, in 2018. Orchestra BioMed, Inc. completed the conversions of Caliber Therapeutics, Inc. to Caliber Therapeutics, LLC, a Delaware limited liability company, and BackBeat Medical, Inc. to BackBeat Medical, LLC, a Delaware limited liability company, in 2019.

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

Recent Developments

Effective June 26, 2026, following the annual reconstitution of the Russell indexes, we were added to the Russell 3000® Index and the Russell 2000® Index. The Russell indexes are reconstituted annually based primarily on market capitalization and other objective criteria established by FTSE Russell. Inclusion in the Russell 3000® Index also results in inclusion in the Russell 2000® Index for qualifying small-cap companies. We expect to remain a constituent of these indexes at least until the next semi-annual reconstitution, subject to the applicable index methodology.

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

We have determined that the arrangement set forth in the Medtronic Agreement as amended by the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”) is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic is a customer for a good or service that is a distinct unit of account, and therefore, the transactions set forth in the Amended Medtronic Agreement should be accounted for under ASC 606. Through June 30, 2026, there have been no amounts recognized as revenue under the Amended Medtronic Agreement.

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

On July 31, 2025, we entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Royalty Purchase Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired the right to receive tiered royalty payments from us (the “Royalty Interest”) with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with worldwide net product sales, or other product revenue received by, by us and our licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment. Our estimate of this total interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 21.2% as of June 30, 2026. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by us to Ligand and, correspondingly, the amount of interest expense recorded by us.

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

On July 31, 2025, we and our wholly-owned subsidiaries, Orchestra BioMed, Inc. and BackBeat, entered into a Loan Agreement with Medtronic (the “Medtronic Loan Agreement”), pursuant to which Medtronic agreed to extend a convertible loan to us in the aggregate original principal amount of $20.0 million (the “Medtronic Loan”). The Medtronic Loan is evidenced by a secured subordinated convertible promissory note (the “Medtronic Note”) issued by us. The issuance of the Medtronic Note to Medtronic and the funding of the Medtronic Loan occurred on May 1, 2026 pursuant to the conditions described in the Medtronic Loan Agreement. The Medtronic Note accrues simple interest at a rate of 11% per annum provided that no interest payments will be paid or due until the Maturity Date.

The Medtronic Note does not allow for prepayment without the prior consent of Medtronic. Unless earlier converted, or redeemed, the Medtronic Note will mature on April 27, 2031 (the “Maturity Date”). In addition, the payment or other satisfaction of the obligations set forth in the Medtronic Loan Agreement are subordinate in right of payment to the prior payment in full of the senior obligations. The obligations arising under the Medtronic Loan Agreement and the Medtronic Note are secured by security interests in, and pledges over, the Company’s assets, subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications.

The principal balance of the Medtronic Note, together with all accrued and unpaid interest thereon (collectively, the “Balance”) will automatically convert into a revenue share (the “Revenue Share Credit”), if FDA approval of a Medtronic device incorporating AVIM Therapy is achieved prior to the Maturity Date. Upon conversion of the outstanding Balance, we shall pay to Medtronic the Revenue Share Credit, which shall equal 15% of the revenue share amounts that we receive under the Amended Medtronic Agreement, until such time as the total Revenue Share Credit payments equal $40.0 million.

We recognize interest expense using the effective interest method over the estimated term of the arrangement. The effective interest rate is based on our estimate of the timing and amount of future payments expected to be made under the arrangement. The total interest expense associated with the Medtronic Note resulted in an effective interest rate of 13.2% as of June 30, 2026. We will periodically assess the estimated amounts due and payable to Medtronic and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the condensed consolidated statements of operations and comprehensive loss.

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

Gain on Sale of Strategic Investments

The gain on sale of strategic investments represents a change in the preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party, and fair value of our investment in common stock holdings of a previously publicly-held company. On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. Vivasure was a strategic investment of ours prior to its acquisition. In connection with the closing of the transaction, we recognized a gain on the sale of strategic investments of

$2.3 million. We may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

Previously, the investments in Vivasure did not have readily determinable fair values and were recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the provisions of ASU 2016-01.

Results of Operations

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table presents our statement of operations data for the six months ended June 30, 2026 and 2025, and the dollar and percentage change between the two periods (in thousands):

	Six Months Ended June 30,
	2026	2025	Change $	Change %
Revenue:
Partnership revenue	$—	$1,399	$(1,399)	(100)%
Product revenue	198	305	(107)	(35)%
Total revenue	198	1,704	(1,506)	(88)%
Expenses:
Cost of product revenues	57	90	(33)	(37)%
Research and development	32,371	27,335	5,036	18%
Selling, general and administrative	12,202	12,527	(325)	(3)%
Total expenses	44,630	39,952	4,678	12%
Loss from operations	(44,432)	(38,248)	(6,184)	(16)%
Other (expense) income:
Interest (expense) income, net	(2,589)	130	(2,719)	(2,092)%
Change in the fair value of derivative liability	289	—	289	100%
Gain on sale of strategic investments	2,286	—	2,286	100%
Total other (expense) income	(14)	130	(144)	(111)%
Net loss	$(44,446)	$(38,118)	$(6,328)	(17)%

Partnership Revenue

Partnership revenue decreased by $1.4 million, or 100%, in the six months ended June 30, 2026 from $1.4 million for the six months ended June 30, 2025. Partnership revenue related to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary. On October 24, 2025, we and Terumo entered into a termination and right of first refusal agreement (the “Termination and ROFR Agreement”), which superseded and terminated the Terumo Agreement, and we no longer have any performance obligations under the Terumo Agreement.

For the six months ended June 30, 2025, the expenses incurred related to the Terumo Agreement were $6.8 million. The estimated total costs associated with the Terumo Agreement through completion as of June 30, 2025 were similar compared to the estimates as of December 31, 2024.

Product Revenue

Product revenue decreased by $107,000, or approximately 35%, to $198,000 in the six months ended June 30, 2026 from $305,000 for the six months ended June 30, 2025.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was due to a decrease in the purchase volume. There were no changes to the per unit sale price in either period between the periods presented.

Cost of Product Revenue

Cost of product revenue decreased by $33,000, or approximately 37%, to $57,000 in the six months ended June 30, 2026 from $90,000 for the six months ended June 30, 2025. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Personnel and consulting costs	$16,243	$12,544
Non-clinical development costs	7,594	9,216
Clinical development costs	8,534	5,575
Total research and development expenses	$32,371	$27,335

Research and development expenses increased by $5.0 million, or approximately 18%, to $32.4 million for the six months ended June 30, 2026 from $27.3 million for the six months ended June 30, 2025. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT Trial and the Virtue Trial. The increase included an increase in personnel-related expenses of $3.9 million due to increased headcount and consulting costs, an increase of $3.0 million in clinical development costs, partially offset by a decrease of $1.6 million in non-clinical development costs associated with research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $6.8 million for the six months ended June 30, 2025 related to the Terumo Agreement, which was terminated in October 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $325,000, or approximately 3%, to $12.2 million for the six months ended June 30, 2026, from $12.5 million of expense for the six months ended June 30, 2025. The decrease primarily resulted from a decrease of $642,000 in stock-based compensation, partially offset by an increase of $288,000 in accounting, finance, and legal expenses.

Interest (Expense) Income, Net

Interest (expense) income, net decreased by $2.7 million, or approximately 2092%, to $2.6 million of interest expense for the six months ended June 30, 2026, from $130,000 of income for the six months ended June 30, 2025. The net interest expense in the 2026 period consisted primarily of monthly interest expense resulting from the 2024 LSA, the Medtronic Note, and the Royalty Purchase Agreement partially offset by interest earned from marketable securities. The net interest income in the 2025 period consisted primarily of interest earned from marketable securities partially offset by monthly interest expense resulting from the 2024 LSA.

Change in the fair value of derivative liability

The derivative liability of the Series A Preferred Stock was remeasured to a fair value of $2.5 million as of June 30, 2026. We recognized a gain of $289,000 for the six months ended June 30, 2026 primarily due to changes in the fair value inputs and assumptions used in the valuation model since the measurement at December 31, 2025.

Gain on Sale of Strategic Investments

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. In connection with the closing of the transaction, we are eligible to receive up to approximately $10.7 million of proceeds in 2026 associated with the transaction. During the six months ended June 30, 2026, we received proceeds of $4.8 million and the remainder may be received in 2026 based on the achievement of a milestone. For the six months ended June 30, 2026, we recognized a gain on the sale of strategic investments of $2.3 million.

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table presents our statement of operations data for the three months ended June 30, 2026 and 2025, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended June 30,
	2026	2025	Change $	Change %
Revenue:
Partnership revenue	$—	$667	$(667)	$(100)%
Product revenue	88	169	(81)	(48)%
Total revenue	88	836	(748)	(89)%
Expenses:
Cost of product revenues	25	46	(21)	(46)%
Research and development	16,590	13,853	2,737	20%
Selling, general and administrative	5,829	6,264	(435)	(7)%
Total expenses	22,444	20,163	2,281	11%
Loss from operations	(22,356)	(19,327)	(3,029)	(16)%
Other (expense) income:
Interest expense, net	(1,768)	(36)	(1,732)	(4,811)%
Change in the fair value of derivative liability	324	—	324	100%
Gain on sale of strategic investments	45	—	45	100%
Total other expense	(1,399)	(36)	(1,363)	(3,786)%
Net loss	$(23,755)	$(19,363)	$(4,392)	$(23)%

Partnership Revenue

Partnership revenue decreased by $667,000, or 100%, in the three months ended June 30, 2026 from $667,000 for the three months ended June 30, 2025. Partnership revenue related to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary. On October 24, 2025, we entered the Termination and ROFR Agreement, which superseded and terminated the Terumo Agreement, and we no longer have any performance obligations under the Terumo Agreement.

For the three months ended June 30, 2025, the expenses incurred related to the Terumo Agreement were $3.3 million. The estimated total costs associated with the Terumo Agreement through completion as of June 30, 2025 were similar compared to the estimates as of March 31, 2025.

Product Revenue

Product revenue decreased by $81,000, or approximately 48%, to $88,000 in the three months ended June 30, 2026 from $169,000 for the three months ended June 30, 2025.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was due to a decrease in the purchase volume. There were no changes to the per unit sale price in either period between the periods presented.

Cost of Product Revenue

Cost of product revenue decreased by $21,000, or approximately 46%, to $25,000 in the three months ended June 30, 2026 from $46,000 for the three months ended June 30, 2025. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Personnel and consulting costs	$8,166	$6,542
Non-clinical development costs	3,464	4,678
Clinical development costs	4,960	2,633
Total research and development expenses	$16,590	$13,853

Research and development expenses increased by $2.7 million, or approximately 20%, to $16.6 million for the three months ended June 30, 2026, from $13.9 million for the three months ended June 30, 2025. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT Trial and the Virtue Trial. The increase included an increase of $2.3 million in clinical development costs and an increase in personnel-related expenses of $1.8 million due to increased headcount and consulting costs, partially offset by a decrease of $1.2 million in non-clinical development costs associated with research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $3.3 million for the three months ended June 30, 2025 related to the Terumo Agreement, which was terminated in October 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $435,000, or approximately 7%, to $5.8 million for the three months ended June 30, 2026, from $6.3 million of expense for the three months ended June 30, 2025. The decrease primarily resulted from a decrease of $557,000 in stock-based compensation, partially offset by an increase of $120,000 in accounting, finance, and legal expenses.

Interest Expense, Net

Interest expense, net increased by $1.7 million, or approximately 4811%, to $1.8 million of net interest expense for the three months ended June 30, 2026, from $36,000 of net interest expense for the three months ended June 30, 2025. The net interest expense in the 2026 period consisted primarily of monthly interest expense resulting from the 2024 LSA, the Medtronic Note and the Royalty Purchase Agreement partially offset by interest earned from marketable securities. The net interest expense in the 2025 period consisted primarily of monthly interest expense resulting from the 2024 LSA partially offset by interest earned from marketable securities.

Change in the fair value of derivative liability

The derivative liability of the Series A Preferred Stock was remeasured to a fair value of $2.5 million as of June 30, 2026. We recognized a loss of $324,000 for the three months ended June 30, 2026 primarily due to changes in the fair value inputs and assumptions used in the valuation model since the measurement at March 31, 2026.

Gain on Sale of Strategic Investments

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. In connection with the closing of the transaction, we are eligible to receive up to approximately $10.7 million of proceeds in 2026 associated with the transaction. In January, we received the initial upfront payment of $4.7 million and an additional $45,000 during the three months ended June 30, 2026. The remainder may be received in 2026 based on the achievement of a milestone. For the three months ended June 30, 2026, we recognized a gain on the sale of strategic investments of $45,000.

Liquidity and Capital Resources

Overview

From inception through June 30, 2026, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $44.4 million and $38.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $407.0 million. We have funded our operations primarily through the issuance of our common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, the prior Terumo Agreement and the Termination and ROFR Agreement, borrowings under debt arrangements, the sale of future revenues, the sale of strategic investments, and, to a lesser extent, revenue from FreeHold products. On January 9, 2026, Haemonetics closed on an acquisition of Vivasure pursuant to which we are eligible to receive up to $10.7 million of proceeds in 2026 made up of approximately $4.8 million already received and approximately $5.9 million in a first milestone payment expected later this year. We had $110.0 million in cash and cash equivalents and marketable securities at June 30, 2026, comprised of $20.5 million in cash and cash equivalents and $89.5 million in marketable securities. Cash and cash equivalents consisted primarily of bank deposits and money market funds while short-term marketable securities consisted primarily of our investments in corporate and government debt securities.

Funding Requirements

We intend to prioritize spending on our two flagship product candidates and expect operating expenses to increase accordingly as we focus on continued execution of the BACKBEAT Trial for AVIM Therapy and Virtue Trial for Virtue SAB. Expenses will primarily support clinical study costs as well as other research and development activities.

Based on internally prepared budget estimates that reflect our operating priorities, we anticipate that our cash and cash equivalents, and marketable securities are sufficient to fund our operations into the fourth quarter of 2027. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including the issuance of new equity, and/or other financing structures. In this regard, as of the date of this Quarterly Report on Form 10-Q, we may sell up to $92.4 million of shares of our common stock under the sales agreement (the “Sales Agreement”) we entered into with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time through TD Cowen, shares of our common stock by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.

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

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(41,500)	$(32,143)
Net cash (used in) provided by investing activities	(12,991)	29,355
Net cash provided by (used in) financing activities	40,273	(724)
Net decrease in cash and cash equivalents	$(14,218)	$(3,512)

Comparison of the Six Months Ended June 30, 2026 and 2025

Net Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $41.5 million and primarily consisted of our net loss of $44.4 million and changes in net operating assets and liabilities of $3.6 million, partially offset by non-cash charges of $6.5 million. Our non-cash charges primarily consisted of stock-based compensation of $5.4 million, non-cash interest expense on liability related to the Royalty Purchase Agreement of $3.1 million and accrued interest expense on liability related to the note payable of $442,000, partially offset by the gain on the sale of strategic investments of $2.3 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other liabilities of $3.3 million and operating lease liabilities of $359,000.

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

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $13.0 million, which primarily consisted of the purchase of $56.1 million of marketable securities partially offset by the sale of $38.8 million of marketable securities and the sale of strategic investments of $4.8 million.

Net cash provided by investing activities for the six months ended June 30, 2025 was $29.4 million, which primarily consisted of the sale of $32.4 million of marketable securities, partially offset by the purchase of $2.9 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $40.3 million, which primarily consisted of $20.0 million of proceeds from the Medtronic Term Loan, $15.0 million of proceeds from the royalty purchase agreement and $5.9 million of proceeds from the sale of our common stock pursuant to the Sales Agreement, partially offset by $616,000 used to settle taxes associated with restricted stock vesting.

Net cash used by financing activities of $724,000 for the six months ended June 30, 2025 was primarily due to $815,000 used to settle taxes associated with restricted stock vesting, partially offset by proceeds of $91,000 related to the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2026 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,435	$898	$537	$—	$—
2024 LSA Debt, principal and interest(1)	19,151	1,445	17,706	—	—
Medtronic Debt, principal and interest(2)	31,000	—	—	31,000	—
Total	$51,586	$2,343	$18,243	$31,000	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules, as amended. The 2024 LSA will mature in November 2028. Refer to Note 14 to the Consolidated Financial Statements for additional information.
(2)	In July 2025, we entered into the Medtronic Loan Agreement which will mature in April 2031. Refer to Note 14 to the Consolidated Financial Statements for additional information.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including estimates related to the total costs expected to be incurred though the completion of the combined performance obligation of the Terumo Agreement (prior to its termination in October 2025), changes in the fair value of the derivative liability, effective interest expense related to the Royalty Purchase Agreement, research and development prepayments, accruals and related expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. There have been no material changes to our critical accounting policies during the six months ended June 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Approval of Employee Stock Purchase Plan

On June 23, 2026, we held our 2026 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders passed a proposal to approve the Orchestra BioMed Holdings, Inc. 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP was previously approved by our board of directors, subject to stockholder approval.

A more detailed description regarding the ESPP is set forth in our definitive proxy statement for the Annual Meeting on Schedule 14A, which was filed with the SEC on April 29, 2026 (the “Proxy Statement”), under the heading entitled, “Proposal No. 3 – The ESPP Proposal,” which is incorporated herein by reference. The description of the ESPP in the Proxy Statement is qualified in its entirety by reference to the ESPP, which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

On May 27, 2026, Andrew Taylor, our Chief Financial Officer, terminated his “Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, for the sale of up to 84,000 shares of our common stock, subject to certain conditions. The Rule 10b5-1 trading arrangement was adopted on December 18, 2025, with sales to commence on July 1, 2026 (subject to the satisfaction of certain conditions) and the arrangement to expire on June 30, 2027. At the time of termination, no shares of our common stock had been sold under Mr. Taylor’s Rule 10b5-1 trading arrangement.

During the three months ended June 30, 2026, no other director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408(c) of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
10.1+#	Orchestra BioMed Holdings, Inc. 2026 Employee Stock Purchase Plan.
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: August 10, 2026	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)