Form 10-Q
period 2026-09-30
Orchestra BioMed Holdings, Inc.
filed 2026-11-10
CIK 1814114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 78,704,957 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	our ability to raise financing in the future, including our ability to borrow additional funds under our current debt financing arrangements;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability and/or the ability of third-party vendors and partners to manufacture our product candidates;
●	our ability to source critical components or materials for the manufacture of our product candidates;
●	our ability to achieve and sustain profitability;
●	our ability to achieve our projected development and commercialization goals;
●	the rate of progress, costs and results of our clinical studies and research and development activities, including, among other things, the timing of completion of follow-up and reporting of primary endpoint data from the BACKBEAT Trial and the date by which we expect to complete enrollment of our Virtue Trial;
●	market acceptance of our product candidates, if approved;
●	our ability to compete successfully with larger companies in a highly competitive industry;
●	changes in our operating results, which make future operations results difficult to predict;
●	serious adverse events, undesirable side effects that could halt the clinical development, regulatory approval or certification, of our product candidates;
●	our ability to manage growth or control costs related to growth;
●	economic conditions that may adversely affect our business, financial condition and stock price;
●	our reliance on third parties to drive successful marketing and sale of our initial product candidates, if approved;
●	our reliance on third parties to manufacture and provide important materials and components for our products and product candidates;
●	our and our partners’ abilities to obtain necessary regulatory approvals and certifications for our product candidates in an uncomplicated and inexpensive manner;

ii

●	our ability to maintain compliance with regulatory and post-marketing requirements;
●	adverse medical events, failure or malfunctions in connection with our product candidates and possible subjection to regulatory sanctions;
●	healthcare costs containment pressures and legislative or administrative reforms which affect coverage and reimbursement practices of third-party payors;
●	our ability to protect or enforce our intellectual property, unpatented trade secrets, know-how and other proprietary technology;
●	our ability to obtain necessary intellectual property rights from third parties;
●	our ability to protect our trademarks, trade names and build our name recognition;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
●	the success of our licensing agreements; and
●	our public securities’ liquidity and trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties, and assumptions described under the headings “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”) filed with the SEC on March 12, 2026 as well as elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events, or otherwise, except as required by law.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,761	$34,690
Marketable securities	74,146	71,822
Accounts receivable, net	56	95
Inventory	221	310
Prepaid expenses and other current assets	987	994
Total current assets	103,171	107,911
Property and equipment, net	2,284	1,715
Right-of-use assets	1,001	1,496
Strategic investments	—	2,495
Deposits and other assets	1,280	1,240
TOTAL ASSETS	$107,736	$114,857

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,030	$6,095
Accrued expenses and other liabilities	8,367	9,890
Operating lease liability, current portion	831	751
Total current liabilities	14,228	16,736
Royalty purchase agreement	36,795	16,482
Note payable	21,152	—
Loan payable	14,462	14,268
Derivative liability	1,593	2,749
Operating lease liability, less current portion	304	936
Other long-term liabilities	456	308
TOTAL LIABILITIES	88,990	51,479

Series A Preferred Stock, $0.0001 par value per share; 200,000 issued and outstanding at September 30, 2026 and December 31, 2025; aggregate liquidation preference of $20,000	10,964	9,808

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value per share; 340,000,000 shares authorized; 61,453,041 and 57,032,963 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	6	6
Additional paid-in capital	433,704	416,083
Accumulated other comprehensive (loss) income	(153)	60
Accumulated deficit	(425,775)	(362,579)
TOTAL STOCKHOLDERS’ EQUITY	7,782	53,570
TOTAL LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$107,736	$114,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Partnership revenue	$—	$721	$—	$2,120
Product revenue	91	140	289	445
Total revenue	91	861	289	2,565
Expenses:
Cost of product revenues	28	49	85	139
Research and development	17,734	14,027	50,105	41,362
Selling, general and administrative	5,625	7,098	17,827	19,625
Total expenses	23,387	21,174	68,017	61,126
Loss from operations	(23,296)	(20,313)	(67,728)	(58,561)
Other income (expense):
Interest expense, net	(2,463)	(515)	(5,052)	(385)
Change in the fair value of derivative liability	867	—	1,156	—
Gain on sale of strategic investments	6,142	—	8,428	—
Total other income (expense)	4,546	(515)	4,532	(385)
Net loss	$(18,750)	$(20,828)	$(63,196)	$(58,946)
Adjustment to carrying value of Series A Preferred Stock	(867)	—	(1,156)	—
Net loss attributable to common stockholders	$(19,617)	$(20,828)	$(64,352)	$(58,946)

Net loss attributable to common stockholders per share
Basic and diluted	$(0.30)	$(0.40)	$(1.01)	$(1.37)
Weighted-average shares used in computing net loss attributable to common stockholders per share, basic and diluted	64,620,127	52,186,503	63,724,985	43,006,790
Comprehensive loss
Net loss	$(18,750)	$(20,828)	$(63,196)	$(58,946)
Unrealized (loss) gain on marketable securities	(72)	29	(213)	(7)
Comprehensive loss	$(18,822)	$(20,799)	$(63,409)	$(58,953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, January 1, 2026	57,032,963	$6	$416,083	$60	$(362,579)	$53,570
At-the-Market offering, net of issuance costs of $150	1,451,439	—	5,855	—	—	5,855
Unrealized loss on marketable securities	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	2,851	—	—	2,851
Restricted stock unit vesting	140,035	—	(354)	—	—	(354)
Exercise of stock options	6,278	—	26	—	—	26
Adjustment to carrying value of Series A Preferred Stock	—	—	35	—	—	35
Net loss	—	—	—	—	(20,691)	(20,691)
Balance, March 31, 2026	58,630,715	$6	$424,496	$(40)	$(383,270)	$41,192
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Stock-based compensation	—	—	2,505	—	—	2,505
Restricted stock unit vesting	222,084	—	(262)	—	—	(262)
Exercise of stock options	2,250	—	8	—	—	8
Exercise of pre-funded warrants	1,250,000	—	—	—	—	—
Adjustment to carrying value of Series A Preferred Stock	—	—	(324)	—	—	(324)
Net loss	—	—	—	—	(23,755)	(23,755)
Balance, June 30, 2026	60,105,049	$6	$426,423	$(81)	$(407,025)	$19,323
At-the-Market offering, net of issuance costs of $155	1,219,499	—	6,013	—	—	6,013
Unrealized loss on marketable securities	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	2,286	—	—	2,286
Restricted stock unit vesting	124,743	—	(162)	—	—	(162)
Exercise of stock options	3,750	—	11	—	—	11
Adjustment to carrying value of Series A Preferred Stock	—	—	(867)	—	—	(867)
Net loss	—	—	—	—	(18,750)	(18,750)
Balance, September 30, 2026	61,453,041	$6	$433,704	$(153)	$(425,775)	$7,782

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	38,194,442	$4	$342,780	$52	$(309,878)	$32,958
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2,965	—	—	2,965
Restricted stock unit vesting	95,958	—	(387)	—	—	(387)
Exercise of stock options	22,112	—	91	—	—	91
Net loss	—	—	—	—	(18,755)	(18,755)
Balance, March 31, 2025	38,312,512	$4	$345,449	$37	$(328,633)	$16,857
Unrealized loss on marketable securities	—	—	—	(21)	—	(21)
Stock-based compensation	—	—	3,250	—	—	3,250
Restricted stock unit vesting	331,041	—	(428)	—	—	(428)
Net loss	—	—	—	—	(19,363)	(19,363)
Balance, June 30, 2025	38,643,553	$4	$348,271	$16	$(347,996)	$295
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs of $4,635	17,624,027	2	57,778	—	—	57,780
Unrealized gain on marketable securities	—	—	—	29	—	29
Stock-based compensation	—	—	3,013	—	—	3,013
Restricted stock unit vesting	197,151	—	(269)	—	—	(269)
Issuance of warrants pursuant to debt financing	—	—	239	—	—	239
Issuance of warrants pursuant to the royalty purchase agreement	—	—	3,480	—	—	3,480
Net loss	—	—	—	—	(20,828)	(20,828)
Balance, September 30, 2025	56,464,731	$6	$412,512	$45	$(368,824)	$43,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,196)	$(58,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	245
Stock-based compensation	7,642	9,228
Non-cash interest expense on liability related to the royalty purchase agreement	5,313	761
Accrued interest expense on liability related to the note payable	1,152	—
Gain on sale of strategic investments	(8,428)	—
Accretion and interest related to marketable securities	(424)	(491)
Non-cash lease expense	495	450
Change in the fair value of derivative liability	(1,156)	—
Amortization of deferred financing fees	194	151
Changes in operating assets and liabilities:
Accounts receivable	39	40
Inventory	89	(192)
Prepaid expenses and other assets	(33)	287
Accounts payable, accrued expenses and other liabilities	(2,460)	4,300
Operating lease liabilities – current and non-current	(552)	(406)
Deferred revenue	—	(2,120)
Net cash used in operating activities	(61,038)	(46,693)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(836)	(456)
Sales of marketable securities	60,506	41,910
Purchases of marketable securities	(62,619)	(50,683)
Sale of strategic investments	10,923	—
Net cash provided by (used in) investing activities	7,974	(9,229)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and pre-funded warrants, net of issuance costs	—	57,780
Proceeds from the royalty purchase agreement	15,000	20,000
Proceeds from Medtronic loan	20,000	—
Proceeds from At-The-Market offering, net of issuance costs	11,868	—
Proceeds from exercise of stock options	45	91
Restricted stock units withheld for tax	(778)	(1,084)
Deferred financing costs - royalty purchase agreement	—	(1,114)
Net cash provided by financing activities	46,135	75,673
Net (decrease) increase in cash and cash equivalents	(6,929)	19,751
Cash and cash equivalents, beginning of the period	34,690	22,261
Cash and cash equivalents, end of the period	$27,761	$42,012

Supplemental Disclosures of Cash Flow Information
Cash paid during the nine months ended September 30:
Interest	$1,085	$1,086
Supplemental disclosure of noncash activities
Non-cash investing activities:
Purchases of property & equipment within accounts payable, accrued expenses and other liabilities	$20	$82
Warrants issued pursuant to debt financing	$—	$239
Warrants issued pursuant to the royalty purchase agreement	$—	$3,480
Deferred issuance costs included in accrued expenses and other current liabilities	$—	$969

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHESTRA BIOMED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Basis of Presentation

Orchestra BioMed Holdings, Inc. (collectively, with its subsidiaries, “Orchestra” or the “Company”) is a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing collaborations with market-leading global medical device companies. The Company’s partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products it develops. The Company’s two flagship product candidates are Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) for the treatment of hypertension (“HTN”), the leading risk factor for death worldwide, and Virtue® Sirolimus AngioInfusion™ Balloon (“Virtue SAB”) for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide.

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

Caliber

Caliber Therapeutics, Inc. was incorporated in Delaware in October 2005 and began development of its lead product candidate Virtue SAB in 2008. Virtue SAB is a patented first-of-its-kind, non-coated drug/device combination product candidate for the treatment of atherosclerotic artery disease that is designed to infuse a large liquid dose of a proprietary extended release formulation of sirolimus called SirolimusEFR™ into the vessel wall during balloon angioplasty without any coating on the balloon surface or the need to leave a permanent implant such as a stent in the artery.

BackBeat

BackBeat Medical, Inc. was incorporated in Delaware in January 2010 and began development of its lead product candidate AVIM Therapy that same year. AVIM Therapy is a patented, cardiac pacing therapy for HTN that can be delivered as firmware on a standard dual-chamber pacemaker and is designed to immediately, substantially and sustainably lower blood pressure while simultaneously modulating the autonomic nervous system. Refer to Note 3 – “Medtronic Agreement” for details regarding the Exclusive License and Collaboration Agreement, dated as of June 30, 2022, by and among, Orchestra BioMed, Inc., BackBeat and Medtronic, Inc. (an affiliate of Medtronic plc) (the “Medtronic Agreement” and as amended pursuant to the Medtronic Agreement Amendment (as defined below), the “Amended Medtronic Agreement”).

FreeHold

FreeHold Surgical, Inc. was incorporated in Delaware in May 2010 and began development of its hands-free, intracorporeal retractor device for minimally-invasive surgery in 2012. FreeHold is engaged in the development, sales and marketing of its retractor products that provide optimized visualization and total surgeon control during laparoscopic and robotic procedures.

Basis of Presentation and Liquidity

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. Operating results and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the rules and regulations for interim reporting of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 together with the related notes thereto.

The Company has a limited operating history and the sales and income potential of its businesses and markets are unproven. As of September 30, 2026, the Company had an accumulated deficit of $425.8 million and has experienced net losses each year since its inception. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance its products to commercialization. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biomedical device industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Based on the available balance of cash and cash equivalents and marketable securities as of September 30, 2026, management has concluded that sufficient capital is available to fund its operations and meet cash requirements through the one-year period subsequent to the issuance date of these financial statements. Management may consider plans to raise capital through the one-year period subsequent to the issuance date of these financial statements through issuance of equity securities, debt securities, and/or additional development and commercialization partnerships for other products within the Company’s development pipeline. The source, timing and availability of any future financing will depend principally upon market conditions and on the progress of the Company’s research and development programs.

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

As of December 31, 2025, the Company’s strategic investments consisted of preferred shares of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party. The investments in Vivasure did not have readily determinable fair values and were recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Additionally, as the investments in Vivasure were not readily marketable, the Company categorized the investments as non-current assets. As of December 31, 2025, the carrying value of the investments in Vivasure was $2.5 million. On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. As a result, the Company recognized a gain of $8.4 million on the sale of strategic investments during the nine months ended September 30, 2026 (see Note 5 – “Marketable Securities and Strategic Investments” for additional information).

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers. The allowance for doubtful accounts is recorded for estimated losses by evaluating various factors, including relative creditworthiness of each customer, historical collections experience and aging of the receivable. As of September 30, 2026 and December 31, 2025, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company analyzes its inventory levels and writes down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or inventory quantities in excess of expected requirements. Excess requirements are determined based on comparison of existing inventories to forecasted sales, with consideration given to inventory shelf life. Expired inventory is disposed of, and the related costs are recognized in cost of goods sold. As of September 30, 2026 and December 31, 2025, an impairment charge as a result of obsolete inventory was not deemed necessary.

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

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized in future periods. At September 30, 2026 and December 31, 2025, the Company recorded a full valuation allowance on its deferred tax assets.

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

Defined Contribution Plan

The Company has a defined retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company participates in a matching safe harbor 401(k) Plan with a Company contribution of up to 3.5% of each eligible participating employee’s compensation. Safe harbor contributions vest immediately for each participant. During the three and nine months ended September 30, 2026, the Company made $131,000 and $422,000, respectively, in contributions under this safe harbor 401(k) Plan. During three and nine months ended September 30, 2025, the Company made $104,000 and $343,000, respectively, in contributions under this safe harbor 401(k) Plan.

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

The Company concluded that the exemption applies and therefore, the royalty revenue associated with these performance obligations will be recognized as the underlying sales occur. Additionally, pursuant to the Amended Medtronic Agreement, expenses incurred by Medtronic in connection with clinical device development and regulatory activities performed will be reimbursed by the Company. The Company will record such expenses as research and development expenses as incurred. During the three and nine months ended September 30, 2026, the Company incurred approximately $2.9 million and $8.3 million, respectively, of research and development costs related to these reimbursements pursuant to the Amended Medtronic Agreement, of which $4.7 million is included within accounts payable and accrued expenses in the Company’s September 30, 2026 condensed consolidated balance sheet. During the three and nine months ended September 30, 2025, the Company incurred approximately $3.2 million and $10.6 million, respectively, of research and development costs related to these reimbursements pursuant to the Amended Medtronic Agreement.

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

Concurrently with the close of the Medtronic Agreement Amendment on August 4, 2025, Medtronic, through an affiliate, Covidien Group S.à.r.l. (“Covidien”), purchased 4,077,427 shares of Common Stock at a purchase price of $2.75 per share, for an aggregate purchase price of approximately $11.2 million, pursuant to a stock purchase agreement, dated as of July 31, 2025 and amended on August 1, 2025, between the Company and Covidien (as amended, the “Medtronic Stock Purchase Agreement”). Pursuant to the terms of the Medtronic Stock Purchase Agreement, Covidien purchased an additional 132,282 shares of Common Stock on August 28, 2025 at a purchase price of $2.75 per share, for an aggregate purchase price of $363,775, as a result of the exercise by the underwriters of their option to purchase an additional 2,182,500 shares of Common Stock in the Company’s public offering, which closed on August 4, 2025. The equity was purchased at a fair value consistent with the price paid by other investors at that time, and accordingly, the proceeds received were recorded as an equity investment.

Through September 30, 2026, there have been no amounts recognized as revenue under the Amended Medtronic Agreement.

4. Financial Instruments and Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$13,569	$—	$—	$13,569
Corporate and government debt securities (included in Marketable securities)	—	74,146	—	74,146
Total assets	$13,569	$74,146	$—	$87,715

Liabilities
Derivative liability (Note 8)	—	—	1,593	1,593
Total liabilities	$—	$—	$1,593	$1,593

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market fund (included in Cash and cash equivalents)	$12,789	$—	$—	$12,789
Corporate and government debt securities (included in Marketable securities)	—	71,822	—	71,822
Total assets	$12,789	$71,822	$—	$84,611

Liabilities
Derivative liability (Note 8)	—	—	2,749	2,749
Total liabilities	$—	$—	$2,749	$2,749

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

5. Marketable Securities and Strategic Investments

Marketable Securities

The following is a summary of the Company’s marketable securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$59,878	$4	$(117)	$59,765
Government debt securities	14,421	—	(40)	14,381
Total	$74,299	$4	$(157)	$74,146

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Corporate debt securities	$69,308	$60	$(2)	$69,366
Government debt securities	2,454	2	—	2,456
Total	$71,762	$62	$(2)	$71,822

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. The Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates. As of September 30, 2026, approximately $787,000 of the Company’s marketable securities had maturities of 12 to 36 months while the remaining marketable securities had maturities of less than 12 months.

For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any realized gains or losses on its marketable securities.

Strategic Investments

The Company’s long-term strategic investments as of December 31, 2025 represented investments made in Vivasure in 2022, 2021 and 2020 that were originally recorded at cost. There were no observable price changes, other than as described below, or impairments identified during the nine months ended September 30, 2025 related to these investments.

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. Vivasure was a strategic investment of the Company prior to its acquisition. During the nine months ended September 30, 2026, the Company received approximately $10.9 million of proceeds in association with the transaction and recognized a gain on the sale of strategic investments of $8.4 million. The Company may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Equipment	$3,571	$2,743
Office furniture	459	444
Leasehold improvements	171	159
Property and equipment, gross	4,201	3,346
Less accumulated depreciation and amortization	(1,917)	(1,631)
Total Property and equipment, net	$2,284	$1,715

As of September 30, 2026, $965,000 of equipment is not yet in service and has not yet commenced depreciation.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Clinical trial accruals	$4,410	$4,151
Accrued compensation	1,920	4,160
Other accrued expenses	2,037	1,579
Total Accrued expenses and other liabilities	$8,367	$9,890

7. Common and Preferred Stock

Common Stock

The Company is authorized to issue up to 340,000,000 shares of Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors of the Company (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of September 30, 2026 and December 31, 2025, 200,000 shares of preferred stock were outstanding.

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

A roll-forward of the Series A Preferred Stock activity is presented below for the nine months ended September 30, 2026 (in thousands):

Beginning balance, January 1, 2026	$9,808
Adjustment to carrying value of Series A Preferred Stock	1,156
Ending balance, September 30, 2026	$10,964

At-the-Market Offering and Shelf Registration Statement

On August 12, 2024, the Company entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC, as agent (“TD Cowen”), pursuant to which the Company may offer and sell, from time to time through TD Cowen, up to $100.0 million of shares of Common Stock (the “Offering”) by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Offering is being made pursuant to a shelf registration statement, filed with the SEC on May 15, 2024 and declared effective on May 24, 2024 (the “Shelf Registration Statement”), a base prospectus, dated May 24, 2024, included as part of the Shelf Registration Statement, and a prospectus supplement, dated August 12, 2024 filed with the SEC pursuant to Rule 424(b)(5) on August 12, 2024.

During the three months ended September 30, 2026, the Company sold 1,219,499 shares of Common Stock under the Sales Agreement resulting in aggregate gross proceeds to the Company of approximately $6.2 million and net proceeds to the Company of approximately $6.0 million. During the nine months ended September 30, 2026, the Company sold 2,670,938 shares of Common Stock under the Sales Agreement resulting in aggregate gross proceeds to the Company of approximately $12.2 million and net proceeds to the Company of approximately $11.9 million. As of September 30, 2026, the Company had up to $86.2 million of Common Stock available to sell under the Sales Agreement.

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

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2026 (in thousands):

September 30, 2026
Beginning balance, January 1, 2026	$2,749
Change in the fair value of derivative liability	(1,156)
Ending balance, September 30, 2026	$1,593

The option pricing valuation used to determine the fair value, used the following assumptions:

	September 30, 2026	December 31, 2025
Expected term (in years)	1.25	2.00
Expected volatility	69%	80%
Risk-free interest rate	4.53%	3.41%
Expected dividend yield	0%	0%
Market discount rate	24.61%	14.79%
Fair value of common stock	6.22	4.15

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

9. Warrants

The Company evaluates its outstanding warrants to determine if the instruments qualify for equity or liability classification.

Summarized Outstanding Warrants

The following table summarizes outstanding warrants to purchase shares of Common Stock as of September 30, 2026 and December 31, 2025:

	Number of Shares			Remaining
	September 30,	December 31,	Exercise	Term in
	2026	2025	Price	Years
Equity-classified Warrants
Pre-Funded Warrants(1)	3,886,331	5,136,363	$0.0001	N/A
Ligand Warrant (Note 13)	2,000,000	2,000,000	$3.67	8.84
Orchestra BioMed, Inc. Warrants(2)	507,841	507,841	$4.06 – $10.22	0.67 - 2.32
Hercules Warrants (Note 14)	167,598	167,598	$3.58	5.10
Avenue Warrants	27,707	27,707	$7.67	2.02
Non-employee Warrants (Note 10)	60,000	60,000	$4.69	3.42
Private Warrants Held by Sponsor(3)	750,000	750,000	$11.50	6.33
Officer and Director Warrants(4)	635,000	635,000	$11.50	6.33
Total Outstanding	8,034,477	9,284,509

(1)	In August 2025, the Company received $2.7499 per the Pre-Funded Warrant issued, or $14.1 million in aggregate proceeds. Each Pre-Funded Warrant may be exercised for $0.0001 per Pre-Funded Warrant. During the nine months ended September 30, 2026, 1,250,032 Pre-Funded Warrants were exercised in a cashless transaction.
(2)	Represents warrants initially issued by Orchestra BioMed, Inc., which converted into warrants to acquire Common Stock in connection with the Business Combination (the “Orchestra BioMed, Inc. Warrants”).
(3)	The Sponsor purchased 1,500,000 warrants to purchase shares of HSAC2 in a private placement upon consummation of the HSAC2 initial public offering (the “Private Warrants”), 750,000 of which were forfeited by the Sponsor immediately prior to the closing of the Business Combination (the “Sponsor Forfeiture”).
(4)	Pursuant to the terms of the Business Combination, immediately following the Sponsor Forfeiture and prior to the closing of the Business Combination, HSAC2 issued 750,000 warrants to purchase Common Stock to eleven specified employees and directors of Orchestra (the “Officer and Director Warrants”). These Officer and Director Warrants have substantially similar terms to the forfeited Private Warrants, except they were subject to vesting provisions that expired in January 2026. There are fewer than 750,000 Officer and Director Warrants outstanding currently due to forfeitures by persons that resigned from the Company prior to the vesting of the Officer and Director Warrants.

10. Stock-Based Compensation

Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan

On January 26, 2023, the Company adopted the Orchestra BioMed Holdings, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based award to employees, directors, and non-employee consultants and/or advisors. As of September 30, 2026, approximately 483,000 shares of Common Stock remained available for issuance pursuant to future awards under the 2023 Plan. The pool of available shares is automatically increased on the first day of each calendar year, beginning January 1, 2024 and ending January 1, 2032, by an amount equal to the lesser of (i) 4.8% of the outstanding shares of the Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) 3,036,722 shares of Common Stock, and (iii) such number of shares of Common Stock determined by the Board or the Compensation Committee prior to January 1st of a given year. Employees, consultants, and directors are eligible for awards granted under the 2023 Plan, which generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

Orchestra BioMed Holdings, Inc. 2025 New Hire Inducement Plan

In November 2025, the Company's Board of Directors adopted the 2025 New Hire Inducement Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards with respect to an aggregate of 950,000 shares of Common Stock (subject to adjustment as provided in the Inducement Plan). Awards under the Inducement Plan may only be granted to new employees who were not previously an employee or director of the Company or are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq

Stock Market Rule 5635(c)(4). During the nine months ended September 30, 2026, the Company granted inducement equity awards to 21 new employees as a material inducement to acceptance of their respective employment consisting of stock options to purchase up to an aggregate of 338,500 shares of the Common Stock. As of September 30, 2026, there were approximately 498,000 shares remaining available for future issuance under the Inducement Plan.

Orchestra BioMed Holdings, Inc. 2026 Employee Stock Purchase Plan

In June 2026, the Company’s shareholders approved the Orchestra BioMed Holdings, Inc. 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to acquire a stock ownership interest in Common Stock in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase limited amounts of Common Stock at a discount during semi-annual offering periods. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Common Stock at (i) the beginning of the offering period or (ii) the end of the offering period. There were 750,000 shares reserved for issuance under the ESPP and no shares were issued under the 2026 ESPP during the nine months ended September 30, 2026.

Stock-based Compensation Expense

Total stock-based compensation related to option issuances was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$660	$552	$1,791	$1,825
Selling, general and administrative	409	436	1,192	1,767
Total stock-based compensation	$1,069	$988	$2,983	$3,592

As of September 30, 2026, there was approximately $9.1 million of unrecognized stock-based compensation expense associated with the stock options noted above that is expected to be recognized over a weighted average period of approximately 2.8 years.

Total stock-based compensation related to restricted stock awards and restricted stock units was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$429	$572	$1,555	$1,565
Selling, general and administrative	762	1,126	3,007	3,112
Total stock-based compensation	$1,191	$1,698	$4,562	$4,677

As of September 30, 2026, there was approximately $8.7 million of unrecognized restricted stock-based compensation expense associated with the restricted stock noted above that is expected to be recognized over a weighted average period of approximately 2.1 years.

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

Total stock-based compensation related to the employee stock purchase plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$20	$—	$20	$—
Selling, general and administrative	6	—	6	—
Total stock-based compensation	$26	$—	$26	$—

Total stock-based compensation related to warrants was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$—	$120	$32	$361
Selling, general and administrative	—	207	39	598
Total stock-based compensation	$—	$327	$71	$959

As of September 30, 2026, the stock-based compensation expense associated with the warrants noted above is fully recognized.

Stock Option Activity

The following table summarizes the stock option activity of the Company under the 2023 Plan and the Inducement Plan:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise	Remaining	Intrinsic
	Options	Price	Term (years)	Value (000s)
Outstanding at January 1, 2026	7,199,571	$6.23	7.08	$1,963
Granted	1,735,434	3.93	—	—
Exercised	(12,278)	3.43	—	14
Forfeited/canceled	(349,904)	6.02	—	—
Outstanding September 30, 2026	8,572,823	$5.78	7.04	$10,935
Exercisable at September 30, 2026	5,175,542	$6.89	5.84	$4,270

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $3.34 and $2.12 per share, respectively.

Restricted Equity Awards Activity

The following table summarizes the restricted stock awards and restricted stock units activity of the Company under the 2023 Plan:

	Restricted Stock	Weighted Average
	Awards/Units	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2026	2,300,651	$3.95
Granted	1,721,631	3.83
Vested	(661,598)	5.80
Forfeited/canceled	—	—
Outstanding September 30, 2026	3,360,684	$3.53

No performance-based restricted stock awards or units were granted during the nine months ended September 30, 2026. The fair value of restricted stock units vested during the three and nine months ended September 30, 2026 was approximately $611,000 and $3.8 million, respectively.

Determination of Stock Option Awards Fair Value

The estimated grant-date fair value of all the Company’s option awards was calculated using the Black-Scholes option pricing model, based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	6.18	6.00
Expected volatility	111%	81%
Risk-free interest rate	3.94%	3.91%
Expected dividend yield	0%	0%
Fair value of common stock	3.34	3.05

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

Operating cash flow supplemental information for the nine months ended September 30, 2026:

Cash paid for amounts included in the present value of operating lease liabilities was $791,000 during the nine months ended September 30, 2026 compared to $735,000 during the nine months ended September 30, 2025.

As of September 30, 2026:
Weighted average remaining lease term – operating leases, in years	1.41
Weighted average discount rate – operating leases	9.92%

Operating Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Fixed operating expense	$200	$246	$601	$779
Short-term lease expense	44	46	132	178
Variable lease expense	28	35	87	85
	$272	$327	$820	$1,042

Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the leases as of September 30, 2026:

Operating
Leases
Year ending December 31:	(in thousands)
2026 (remaining three months)	$225
2027	829
2028	159
2029	—
2030	—
Thereafter	—
Total future minimum lease payments	$1,213
Imputed interest	(78)
Total liability	$1,135

12. Related Party Transactions

In addition to transactions and balances related to cash and stock-based compensation to officers and directors, the Company had the following transactions and balances with related parties during the nine months ended September 30, 2026 and the year ended December 31, 2025:

As part of the Public Offering, on August 4, 2025, (i) entities associated with RTW Investments, LP (collectively, “RTW”), which beneficially owned approximately 21% of the Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 3,636,363 shares of Common Stock and (ii) Perceptive Life Sciences Master Fund, Ltd, which beneficially owned approximately 12% of the Common Stock immediately prior to the Public Offering, purchased Pre-Funded Warrants exercisable for 1,500,000 shares of Common Stock. During the nine months ended September 30, 2026, RTW exercised 1,250,032 Pre-Funded Warrants on a cashless basis and received 1,250,000 shares of Common Stock.

In addition, transactions between the Company and Medtronic are disclosed in both Note 3 – “Medtronic Agreement” and Note 14 – “Debt Financing.”

The Company had no other transactions or balances with current related parties during the nine months ended September 30, 2026.

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

The Company’s estimate of interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 21.3% as of September 30, 2026 and 23.1% as of December 31, 2025. This estimate contains significant assumptions that impact the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the condensed consolidated statements of operations and comprehensive loss. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by the Company to Ligand and, correspondingly, the amount of interest expense recorded by the Company.

The following table shows the activity of the Royalty Purchase Agreement for the nine months ended September 30, 2026 (in thousands):

September 30,
2026
Beginning balance, January 1, 2026	$16,482
Proceeds from the royalty purchase agreement	15,000
Non-cash interest expense on liability	5,313
Ending balance, September 30, 2026	$36,795

Total interest expense recorded on Royalty Interest during the three and nine months ended September 30, 2026 was approximately $2.2 million and $5.3 million, respectively. Total interest expense recorded on the Royalty Interest during the three and nine months ended September 30, 2025 was approximately $761,000.

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

The Medtronic Note accrues simple interest at a rate of 11% per annum provided that no interest payments will be paid or due until April 27, 2031 (the “Maturity Date”). The Medtronic Note does not allow for prepayment without the prior consent of Medtronic. Unless earlier converted, or redeemed, the Medtronic Note will mature on the Maturity Date. In addition, the payment or other satisfaction of the obligations set forth in the Medtronic Loan Agreement are subordinate in right of payment to the prior payment in full of the senior obligations. The obligations arising under the Medtronic Loan Agreement and the Medtronic Note are secured by security interests in, and pledges over, the Company’s assets, subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications.

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

The Company recognizes interest expense using the effective interest method over the estimated term of the arrangement. The effective interest rate is based on the Company’s estimate of the timing and amount of future payments expected to be made under the arrangement. The total interest expense associated with the Medtronic Note resulted in an effective interest rate of 15.2% as of September 30, 2026. The Company will periodically assess the estimated amounts due and payable to Medtronic and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the condensed consolidated statements of operations and comprehensive loss.

The obligations under the Medtronic Loan as of September 30, 2026 consisted of the following (in thousands):

September 30,
2026
Beginning balance, January 1, 2026	$—
Proceeds from note payable	20,000
Accrued interest expense on liability	1,152
Ending balance, September 30, 2026	$21,152

 The following table shows the amount of principal payments due pursuant to the Medtronic Loan by year:

Principal
Payments
Year ending December 31:	(in thousands)
2026 (remaining three months)	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	20,000
Total	$20,000

Total interest expense recorded on this facility during the three and nine months ended September 30, 2026 was approximately $711,000 and $1.2 million, respectively. No interest expense was recorded on this facility during the three and nine months ended September 30, 2025.

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

 The following table shows the amount of principal payments due pursuant to the Term Loans by year:

Principal
Payments
Year ending December 31:	(in thousands)
2026 (remaining three months)	$—
2027	—
2028	15,000
2029	—
Total	$15,000

Total interest expense recorded on these facilities during the three and nine months ended September 30, 2026 was approximately $488,000 and $1.5 million, respectively. Total interest expense recorded on these facilities during the three and nine months ended September 30, 2025 was approximately $482,000 and $1.4 million, respectively.

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

The following table presents selected financial information, including significant expenses regularly reviewed by the CODM, about the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Partnership revenue	$—	$721	$—	$2,120
Product revenue	91	140	289	445
Expenses:
Cost of product revenues	28	49	85	139
Non-clinical development costs	3,468	3,808	10,897	12,880
Clinical development costs	5,654	3,727	14,188	9,302
Personnel and consulting costs	9,188	6,817	26,799	20,483
Stock-based compensation	2,286	3,013	7,642	9,228
Depreciation and amortization expense	101	81	287	245
Other segment expenses, net(1)	2,662	3,679	8,119	8,849
Interest expense, net	2,463	515	5,052	385
Change in the fair value of derivative liability	(867)	—	(1,156)	—
Gain on sale of strategic investments	(6,142)	—	(8,428)	—
Net loss	$(18,750)	$(20,828)	$(63,196)	$(58,946)
(1)	Other segment expenses primarily include general and administrative costs not presented in other line items.

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2026 and September 30, 2025, as their effect is anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Stock options	8,572,823	7,143,824
Common stock warrants	4,148,146	4,173,146
Unvested restricted stock units	3,360,684	2,627,131
Series A Preferred Stock	1,666,666	—
Forfeitable Shares	500,000	500,000
Earnout Consideration	4,000,000	4,000,000
Employee stock purchase plan	80,332	—
Total	22,328,651	18,444,101

17. Subsequent Events

Public Offering

On November 9, 2026, the Company closed an underwritten public offering of 17,250,000 shares of Common Stock at a price to the public of $5.00 per share, resulting in net proceeds to the Company of approximately $80.5 million (including proceeds from the underwriters’ full exercise of their option to purchase additional shares), after deducting underwriting discounts and commissions and estimated offering expenses.

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

Overview

We are a biomedical innovation company accelerating high-impact technologies to patients through risk-reward sharing collaborations with market-leading global medical device companies. Our partnership-enabled business model focuses on forging strategic collaborations with leading medical device companies to drive successful global commercialization of products we develop. We are led by a highly accomplished, multidisciplinary management team and a board of directors with extensive experience in all phases of therapeutic device development. Our business was formed in 2018 by assembling a pipeline of multiple late-stage clinical product candidates originally developed by our founding team.

Our two flagship product candidates – Atrioventricular Interval Modulation Therapy (“AVIM Therapy”) and Virtue® Sirolimus AngioInfusion™ Balloon (“Virtue SAB”) – are currently undergoing pivotal clinical trials for their lead indications, each representing multi-billion-dollar annual global market opportunities.

AVIM Therapy is a bioelectronic treatment for hypertension (“HTN”), the leading risk factor for death worldwide, and is designed to be delivered by a pacemaker and achieve immediate, substantial and sustained reductions in blood pressure in patients with hypertensive heart disease. We have an exclusive license and strategic collaboration agreement with Medtronic Inc. (an affiliate of Medtronic plc) (“Medtronic”), one of the largest medical device companies in the world and the global leader in cardiac pacing therapies, for the development and commercialization of AVIM Therapy for the treatment of uncontrolled HTN in patients indicated for a cardiac pacemaker. We are actively conducting a double-blind, randomized, global pivotal trial (the “BACKBEAT Trial”). As of October 31, 2026, we enrolled 349 randomized patients with uncontrolled HTN who are indicated for a dual-chamber pacemaker. Assuming primary endpoints are met, we and Medtronic plan to submit primary endpoint data as a late-breaking clinical trial presentation at Heart Rhythm 2027 in May, the premier global scientific meeting for electrophysiologists and cardiologists who implant pacemakers and care for pacemaker-indicated patients. Following this, Medtronic is expected to submit a Premarket Approval application supplement to the FDA, as well as applications to other global regulatory agencies. AVIM Therapy has received two FDA Breakthrough Device Designations (“BDDs”).

Virtue SAB is a highly differentiated, first-of-its-kind, non-coated drug delivery AngioInfusion balloon system designed to infuse a large liquid dose of our proprietary extended-release formulation of sirolimus, SirolimusEFR™, for the treatment of atherosclerotic artery disease, the leading cause of mortality worldwide. Virtue SAB has been granted BDD by the FDA for the treatment of coronary in-stent restenosis, coronary small vessel disease and below-the-knee peripheral artery disease, in each case, within specified parameters. We are actively enrolling patients in the Virtue SAB in the Treatment of Coronary In-Stent Restenosis (“ISR”) Trial (the “Virtue Trial”) for our global investigational device exemption (“IDE”) pivotal trial comparing Virtue SAB head-to-head with Boston Scientific Corporation’s commercially available AGENT™ paclitaxel-coated balloon. Designed to support regulatory approval of Virtue SAB, the Virtue Trial is expected to enroll 740 patients in the United States with enrollment expected to be completed by the end of 2027. We cannot provide assurance that we will be able to complete enrollment of the Virtue Trial in the timeframe we anticipate.

Since Orchestra BioMed, Inc.’s inception, we have devoted the substantial majority of our resources to research and development and clinical activities in support of our product development and collaboration efforts. We have funded our operations primarily through the issuance of our common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, our prior Terumo Agreement (as defined below) and the Termination and ROFR Agreement (as defined below), borrowings under debt arrangements, the sale of future revenues, sale of strategic investments, and, to a lesser extent, product revenue from our subsidiary, FreeHold Surgical, LLC (“FreeHold”). We had $101.9 million in cash and cash equivalents and marketable securities at September 30, 2026, comprised of $27.8 million in cash and cash equivalents and $74.1 million in marketable securities. We have incurred net losses each year since inception. Our net losses were $63.2 million and $58.9 million for the nine months ended September 30, 2026 and 2025, respectively. We expect to continue to incur significant losses for the foreseeable future. As of September 30, 2026, we had an accumulated deficit of $425.8 million.

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

Recent Developments

Public Offering

On November 9, 2026, we closed an underwritten public offering of 17,250,000 shares of our common stock at a price to the public of $5.00 per share, resulting in net proceeds to us of approximately $80.5 million (including proceeds from the underwriters’ full exercise of their option to purchase additional shares), after deducting underwriting discounts and commissions and estimated offering expenses.

Transcatheter Cardiovascular Therapeutics

In November 2026, Virtue SAB was featured in a presentation at Transcatheter Cardiovascular Therapeutics (“TCT”) 2026 delivered by Allen Jeremias, MD, Co-Principal Investigator of the Virtue Trial. Dr. Jeremias reviewed Virtue SAB’s differentiated mechanism of action, published preclinical data showing sirolimus tissue concentrations exceeding drug-eluting stent and drug-coated balloon benchmarks through the critical healing period, three-year results from the SABRE pilot study in coronary ISR, including a target lesion failure rate of 14.3% with no additional target lesion revascularizations between years one and three, and the design of the Virtue Trial.

R&D Day Announcement

In October 2026, we announced plans to host an R&D Day on November 12, 2026, in New York City and via live webcast, featuring presentations by Company leadership, leading cardiologists and clinical trial investigators. The event will focus on the clinical and treatment burden associated with uncontrolled HTN in pacemaker-indicated patients and restenosis in coronary stent interventions, the potential for AVIM Therapy and Virtue SAB to address these unmet needs, key upcoming clinical milestones and the commercial potential of AVIM Therapy and Virtue SAB.

BACKBEAT Trial Enrollment Milestone

We completed enrollment in the BACKBEAT Trial with 349 randomized patients across 92 clinical sites in 15 countries with approximately 50% of patients from the US.  We are now focused on completing the three-month follow-up period and preparing for primary endpoint data analysis. See “Overview” above in this Item 2 for additional information regarding the BACKBEAT Trial and anticipated clinical and regulatory milestones.

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

We have determined that the arrangement set forth in the Medtronic Agreement as amended by the Medtronic Agreement Amendment (the “Amended Medtronic Agreement”) is a collaboration within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). In addition, we concluded that Medtronic is a customer for a good or service that is a distinct unit of account, and therefore, the transactions set forth in the Amended Medtronic Agreement should be accounted for under ASC 606. Through September 30, 2026, there have been no amounts recognized as revenue under the Amended Medtronic Agreement.

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

Research and development costs are expensed as incurred. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. In the future, we expect research and development expenses may increase in absolute dollars as we continue to develop new products, enhance existing products and technologies, initiate clinical studies, manufacture drug supply for internal research and development and clinical trial supply and perform activities related to obtaining additional regulatory approvals. We do not track expenses by product candidate, unless tracking such expenses is required pursuant to the revenue recognition model for a collaborative arrangement.

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

On July 31, 2025, we entered into a revenue participation right purchase and sale agreement (the “Royalty Purchase Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”). Under the terms of the Royalty Purchase Agreement, in exchange for payment of $35.0 million (the “Investment Amount”), less certain reimbursable expenses, Ligand acquired the right to receive tiered royalty payments from us (the “Royalty Interest”) with respect to revenue (including certain licensing revenue) received by us in a calendar year in connection with worldwide net product sales, or other product revenue received by, by us and our licensees (“Annual Net Sales”) of (a) AVIM Therapy (the “Primary Product”) and (b) Virtue SAB (the “Secondary Product” and together with the Primary Product, the “Products”) in the field of coronary artery treatment. Our estimate of this total interest expense associated with the Royalty Interest resulted in an effective annual interest rate of approximately 21.3% as of September 30, 2026. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated amounts due and payable to Ligand and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of the royalty payments to be paid by us to Ligand and, correspondingly, the amount of interest expense recorded by us.

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

We recognize interest expense using the effective interest method over the estimated term of the arrangement. The effective interest rate is based on our estimate of the timing and amount of future payments expected to be made under the arrangement. The total interest expense associated with the Medtronic Note resulted in an effective interest rate of 15.2% as of September 30, 2026. We will periodically assess the estimated amounts due and payable to Medtronic and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to the condensed consolidated statements of operations and comprehensive loss.

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

Gain on Sale of Strategic Investments

The gain on sale of strategic investments represents a change in the preferred shares and convertible notes of Vivasure Medical Limited (“Vivasure”), a privately-held company and related party, and fair value of our investment in common stock holdings of a previously publicly-held company. On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. Vivasure was a strategic investment of ours prior to its acquisition. In connection with the transaction, we recognized a gain on the sale of strategic investments of $8.4 million. We may receive additional proceeds in the future associated with revenue earnouts based on the achievement of certain milestones.

Previously, the investments in Vivasure did not have readily determinable fair values and were recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the provisions of ASU 2016-01.

Results of Operations

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table presents our statement of operations data for the nine months ended September 30, 2026 and 2025, and the dollar and percentage change between the two periods (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change $	Change %
Revenue:
Partnership revenue	$—	$2,120	$(2,120)	(100)%
Product revenue	289	445	(156)	(35)%
Total revenue	289	2,565	(2,276)	(89)%
Expenses:
Cost of product revenues	85	139	(54)	(39)%
Research and development	50,105	41,362	8,743	21%
Selling, general and administrative	17,827	19,625	(1,798)	(9)%
Total expenses	68,017	61,126	6,891	11%
Loss from operations	(67,728)	(58,561)	(9,167)	(16)%
Other income (expense):
Interest expense, net	(5,052)	(385)	(4,667)	(1,212)%
Change in the fair value of derivative liability	1,156	—	1,156	100%
Gain on sale of strategic investments	8,428	—	8,428	100%
Total other income (expense)	4,532	(385)	4,917	1277%
Net loss	$(63,196)	$(58,946)	$(4,250)	(7)%

Partnership Revenue

Partnership revenue decreased by $2.1 million, or 100%, in the nine months ended September 30, 2026 from $2.1 million for the nine months ended September 30, 2025. Partnership revenue related to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary. On October 24, 2025, we and Terumo entered into a termination and right of first refusal agreement (the “Termination and ROFR Agreement”), which superseded and terminated the Terumo Agreement, and we no longer have any performance obligations under the Terumo Agreement.

For the nine months ended September 30, 2025, the expenses incurred related to the Terumo Agreement were $10.1 million. The estimated total costs associated with the Terumo Agreement through completion as of September 30, 2025 were similar compared to the estimates as of December 31, 2024.

Product Revenue

Product revenue decreased by $156,000, or approximately 35%, to $289,000 in the nine months ended September 30, 2026 from $445,000 for the nine months ended September 30, 2025.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was due to a decrease in the purchase volume. There were no changes to the per unit sale price in either period between the periods presented.

Cost of Product Revenue

Cost of product revenue decreased by $54,000, or approximately 39%, to $85,000 in the nine months ended September 30, 2026 from $139,000 for the nine months ended September 30, 2025. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Personnel and consulting costs	$24,765	$18,965
Non-clinical development costs	11,152	13,095
Clinical development costs	14,188	9,302
Total research and development expenses	$50,105	$41,362

Research and development expenses increased by $8.7 million, or approximately 21%, to $50.1 million for the nine months ended September 30, 2026 from $41.4 million for the nine months ended September 30, 2025. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT Trial and the Virtue Trial. The increase included an increase in personnel-related expenses of $6.2 million due to increased headcount and consulting costs, an increase of $4.9 million in clinical development costs, partially offset by a decrease of $1.9 million in non-clinical development costs associated with research and development program costs, supplies, and testing and a decrease of stock based compensation of $353,000.

The total research and development expenses summarized above include $10.0 million for the nine months ended September 30, 2025 related to the Terumo Agreement, which was terminated in October 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.8 million, or approximately 9%, to $17.8 million for the nine months ended September 30, 2026 from $19.6 million for the nine months ended September 30, 2025. The decrease primarily resulted from a decrease of $1.2 million in stock-based compensation and a decrease of $1.2 million in legal and professional fees partially offset by an increase in investor relations expense of $544,000.

Interest Expense, Net

Interest expense, net increased by $4.7 million, or approximately 1212%, to $5.1 million of interest expense for the nine months ended September 30, 2026, from $385,000 of interest expense for the nine months ended September 30, 2025. The net interest expense in the 2026 period consisted primarily of monthly interest expense resulting from the 2024 LSA, the Medtronic Note, and the Royalty Purchase Agreement partially offset by interest earned from marketable securities. The net interest expense in the 2025 period consisted primarily of monthly interest expense resulting from the 2024 LSA and Royalty Purchase Agreement, partially offset by interest earned from marketable securities.

Change in the fair value of derivative liability

The derivative liability of the Series A Preferred Stock was remeasured to a fair value of $1.6 million as of September 30, 2026. We recognized a gain of $1.2 million for the nine months ended September 30, 2026 primarily due to changes in the fair value inputs and assumptions used in the valuation model since the measurement at December 31, 2025.

Gain on Sale of Strategic Investments

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. During the nine months ended September 30, 2026, the Company received approximately $10.9 million of proceeds in connection with the transaction and recognized a gain on the sale of strategic investments of $8.4 million for the nine months ended September 30, 2026.

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table presents our statement of operations data for the three months ended September 30, 2026 and 2025, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended September 30,
	2026	2025	Change $	Change %
Revenue:
Partnership revenue	$—	$721	$(721)	(100)%
Product revenue	91	140	(49)	(35)%
Total revenue	91	861	(770)	(89)%
Expenses:
Cost of product revenues	28	49	(21)	(43)%
Research and development	17,734	14,027	3,707	26%
Selling, general and administrative	5,625	7,098	(1,473)	(21)%
Total expenses	23,387	21,174	2,213	10%
Loss from operations	(23,296)	(20,313)	(2,983)	(15)%
Other income (expense):
Interest expense, net	(2,463)	(515)	(1,948)	(378)%
Change in the fair value of derivative liability	867	—	867	100%
Gain on sale of strategic investments	6,142	—	6,142	100%
Total other income (expense)	4,546	(515)	5,061	983%
Net loss	$(18,750)	$(20,828)	$2,078	10%

Partnership Revenue

Partnership revenue decreased by $721,000, or 100%, in the three months ended September 30, 2026 from $721,000 for the three months ended September 30, 2025. Partnership revenue related to the recognition of the combined performance obligation for the license granted to Terumo and the ongoing research and development services over the estimated performance period for the Virtue SAB coronary ISR indication, using a proportional performance model, based on the costs incurred relative to the total estimated costs of the research and development services. Prior to the termination of the Terumo Agreement, as of each quarterly reporting date, we evaluated our estimates of the total costs expected to be incurred through the completion of the combined performance obligation and updated our estimates as necessary. On October 24, 2025, we entered the Termination and ROFR Agreement, which superseded and terminated the Terumo Agreement, and we no longer have any performance obligations under the Terumo Agreement.

For the three months ended September 30, 2025, the expenses incurred related to the Terumo Agreement were $3.3 million. The estimated total costs associated with the Terumo Agreement through completion decreased by approximately 0.3% as of September 30, 2025 as compared to the estimates as of June 30, 2025.

Product Revenue

Product revenue decreased by $49,000, or approximately 35%, to $91,000 in the three months ended September 30, 2026 from $140,000 for the three months ended September 30, 2025.

Product revenue primarily consisted of the sale of FreeHold Duo and Trio intracorporeal organ retractors and revenue is recognized when product is shipped to customers. The decrease in product revenue was due to a decrease in the purchase volume. There were no changes to the per unit sale price in either period between the periods presented.

Cost of Product Revenue

Cost of product revenue decreased by $21,000, or approximately 43%, to $28,000 in the three months ended September 30, 2026 from $49,000 for the three months ended September 30, 2025. The decrease was primarily due to lower sales volume of FreeHold Duo and Trio intracorporeal organ retractors.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Personnel and consulting costs	$8,522	$6,421
Non-clinical development costs	3,558	3,879
Clinical development costs	5,654	3,727
Total research and development expenses	$17,734	$14,027

Research and development expenses increased by $3.7 million, or approximately 26%, to $17.7 million for the three months ended September 30, 2026, from $14.0 million for the three months ended September 30, 2025. This is primarily due to an increase in support of ongoing work to advance the BACKBEAT Trial and the Virtue Trial. The increase included an increase in personnel-related expenses of $2.2 million due to increased headcount and consulting costs and an increase of $1.9 million in clinical development costs and, partially offset by a decrease of $321,000 in non-clinical development costs associated with research and development program costs, supplies, and testing.

The total research and development expenses summarized above include $3.2 million for the three months ended September 30, 2025 related to the Terumo Agreement, which was terminated in October 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.5 million, or approximately 21%, to $5.6 million for the three months ended September 30, 2026, from $7.1 million of expense for the three months ended September 30, 2025. The decrease primarily resulted from a decrease of $1.5 million in legal and professional fees.

Interest Expense, Net

Interest expense, net increased by $1.9 million, or approximately 378%, to $2.5 million of net interest expense for the three months ended September 30, 2026, from $515,000 of net interest expense for the three months ended September 30, 2025. The net interest expense in the 2026 period consisted primarily of monthly interest expense resulting from the 2024 LSA, the Medtronic Note and the Royalty Purchase Agreement partially offset by interest earned from marketable securities. The net interest expense in the 2025 period consisted primarily of monthly interest expense resulting from the 2024 LSA partially offset by interest earned from marketable securities.

Change in the fair value of derivative liability

The derivative liability of the Series A Preferred Stock was remeasured to a fair value of $1.6 million as of September 30, 2026. We recognized a gain of $867,000 for the three months ended September 30, 2026 primarily due to changes in the fair value inputs and assumptions used in the valuation model since the measurement at June 30, 2026.

Gain on Sale of Strategic Investments

On January 9, 2026, Haemonetics Corporation, a global medical technology company focused on delivering innovative solutions designed to improve patient outcomes, announced its acquisition of Vivasure. For the three months ended September 30, 2026, we received additional proceeds and recognized a corresponding gain on the sale of strategic investments of approximately $6.1 million.

Liquidity and Capital Resources

Overview

From inception through September 30, 2026, we have incurred significant operating losses and negative cash flows from our operations. Our net losses were $63.2 million and $58.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $425.8 million. We have funded our operations primarily through the issuance of our common stock, convertible preferred stock, and warrants, as well as proceeds from the Business Combination, the prior Terumo Agreement and the Termination and ROFR Agreement, borrowings under debt arrangements, the sale of future revenues, the sale of strategic investments, and, to a lesser extent, revenue from FreeHold products. We had $101.9 million in cash and cash equivalents and marketable securities at September 30, 2026, comprised of $27.8 million in cash and cash equivalents and $74.1 million in marketable securities. Cash and cash equivalents consisted primarily of bank deposits and money market funds while short-term marketable securities consisted primarily of our investments in corporate and government debt securities.

Funding Requirements

We intend to prioritize spending on our two flagship product candidates as we focus on continued execution of the BACKBEAT Trial for AVIM Therapy and the Virtue Trial for Virtue SAB. Expenses will primarily support clinical study costs as well as other research and development activities.

Based on internally prepared budget estimates that reflect our operating priorities, we anticipate that our cash and cash equivalents, and marketable securities are sufficient to fund our operations through 2028. The amount and timing of our future funding requirements may change from this current estimate and are dependent on many factors, including the cost and pace of execution of clinical studies and research and development activities, the strength of results from clinical studies and other research, development and manufacturing efforts, and any future impact of Qualified Cash commitments under the 2024 LSA. There are no assurances that any of these factors will be favorable to us, and we may need to seek additional sources of liquidity to meet our funding requirements earlier than current estimates, including the issuance of new equity, and/or other financing structures. In this regard, as of the date of this Quarterly Report, we may sell up to $86.2 million of shares of our common stock under the sales agreement (the “Sales Agreement”) we entered into with TD Securities (USA) LLC (“TD Cowen”) pursuant to which we may offer and sell, from time to time through TD Cowen, shares of our common stock by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

Cash Flows

The following table summarizes our cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(61,038)	$(46,693)
Net cash provided by (used in) investing activities	7,974	(9,229)
Net cash provided by financing activities	46,135	75,673
Net (decrease) increase in cash and cash equivalents	$(6,929)	$19,751

Comparison of the Nine Months Ended September 30, 2026 and 2025

Net Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $61.0 million and primarily consisted of our net loss of $63.2 million and changes in net operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $5.1 million. Our non-cash charges primarily consisted of stock-based compensation of $7.6 million, non-cash interest expense on liability related to the Royalty Purchase Agreement of $5.3 million and accrued interest expense on liability related to the note payable of $1.2 million, partially offset by the gain on the sale of strategic investments of $8.4 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other liabilities of $2.5 million and operating lease liabilities of $552,000.

Net cash used in operating activities for the nine months ended September 30, 2025 was $46.7 million and primarily consisted of our net loss of $58.9 million, partially offset by non-cash charges of $10.3 million and changes in net operating assets and liabilities of $1.9 million. Our non-cash charges primarily consisted of stock-based compensation of $9.2 million, partially offset by $491,000 related to accretion and interest of marketable securities. The net change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other liabilities of $4.3 million, partially offset by a decrease in deferred revenue of $2.1 million.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $8.0 million, which primarily consisted of the sales of $60.5 million of marketable securities and the sale of strategic investments of $10.9 million, partially offset by the purchases of $62.6 million of marketable securities and purchases of property and equipment of $836,000.

Net cash used in investing activities for the nine months ended September 30, 2025 was $9.2 million, which primarily consisted of the purchase of $50.7 million of marketable securities and purchases of property and equipment of $456,000, partially offset by the sale of $41.9 million of marketable securities.

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $46.1 million, which primarily consisted of $20.0 million of proceeds from the Medtronic Loan, $15.0 million of proceeds from the royalty purchase agreement and $11.9 million of proceeds from the sale of our common stock pursuant to the Sales Agreement, partially offset by $778,000 used to settle taxes associated with restricted stock vesting.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2026 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,213	$901	$312	$—	$—
2024 LSA Debt, principal and interest(1)	18,787	1,445	17,342	—	—
Medtronic Debt, principal and interest(2)	31,000	—	—	31,000	—
Total	$51,000	$2,346	$17,654	$31,000	$—
(1)	In November 2024, we entered into the 2024 LSA with Hercules, as amended. The 2024 LSA will mature in November 2028. Refer to Note 14 to the Consolidated Financial Statements for additional information.
(2)	In July 2025, we entered into the Medtronic Loan Agreement which will mature in April 2031. Refer to Note 14 to the Consolidated Financial Statements for additional information.

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

Our critical accounting policies are described in the MD&A section of our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Orchestra BioMed Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024).
31.1+	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ORCHESTRA BIOMED HOLDINGS, INC.

Dated: November 10, 2026	/s/ Andrew Taylor
Andrew Taylor
Chief Financial Officer
(Principal Financial Officer)